Form 10QSB
period 1995-08-31
MAXSERV INC
filed 1995-10-16
CIK 720476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


(MARK ONE)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE
      ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1995

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

      FOR THE TRANSITION PERIOD FROM                   TO
                                     ------------------   --------------

Commission file number:  0-12544

                                 MAXSERV, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         DELAWARE                                              74-2707626
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)


8317 CROSS PARK DRIVE, AUSTIN, TEXAS  78754
-------------------------------------------
(Address of principal executive offices)


      (512) 834-8341
---------------------------
(Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          ----      ----

The number of shares of common stock of the issuer outstanding as of August 31, 1995 was 10,883,062.

Transitional Small Business Disclosure Format (check one):
YES      NO  X
    ----   ----

                               FORM 10-QSB INDEX


PART I.     FINANCIAL INFORMATION

            Item 1.   Condensed Financial Statements

                      Condensed Balance Sheet as of August 31, 1995 and May 31, 1994  . . . . . . . . . . . . . . . . . 3

                      Condensed Statement of Income for the three months ended
                         August 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                      Condensed Statement of Cash Flows for the three months ended
                         August 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                      Notes to Condensed Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6

            Item 2.   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II.    OTHER INFORMATION

            Item 1.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

            Item 2.   Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

            Item 3.   Defaults Upon Senior Securities     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

            Item 4.   Submission of Matters to a Vote of Security Holders     . . . . . . . . . . . . . . . . . . . . . 9

            Item 5.   Other Information     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

            Item 6.   Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS




MAXSERV, INC.
CONDENSED BALANCE SHEET
------------------------------------------------------------------------------------------------------------------
(Unaudited, in thousands except share information)


                                                                                      August 31,       May 31,
                                       Assets                                            1995           1995
                                                                                     ------------   -------------
Current assets:
  Cash and cash equivalents                                                          $        116   $       2,097
  Accounts receivable                                                                       4,758           4,279
  Deferred tax asset                                                                          106             106
  Prepaid expenses and other                                                                  200             486
                                                                                     ------------   -------------
    Total current assets                                                                    5,180           6,968
Property and equipment, net                                                                11,438          11,068
Intangible asset, net                                                                       1,798           1,893
Deferred tax asset                                                                          1,078           1,097
Other assets                                                                                   40             168
                                                                                     ------------   -------------
                                                                                     $     19,534   $      21,194
                                                                                     ============   =============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                   $      1,116   $       3,431
  Accrued compensation                                                                      1,246           1,090
  Accrued expenses                                                                            796             563
  Deferred revenue                                                                             42              35
  Revolving working capital loan                                                              300               -
  Current portion of long term debt                                                           232             273
                                                                                     ------------   -------------
    Total current liabilities                                                               3,732           5,392
Notes and capital lease obligations                                                           124             167
                                                                                     ------------   -------------
    Total liabilities                                                                       3,856           5,559
                                                                                     ------------   -------------

Stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares authorized; 10,883,000 and                109             109
    10,869,000 issued and outstanding at August 31, 1995 and May 31, 1995, respectively
  Additional paid-in capital                                                               18,093          18,083
  Accumulated deficit                                                                      (2,524)         (2,557)
                                                                                     ------------   -------------
  Total stockholders' equity                                                               15,678          15,635
                                                                                     ------------   -------------
                                                                                     $     19,534   $      21,194
                                                                                     ============   =============

                                  Page 3 of 10

MAXSERV, INC.
CONDENSED STATEMENT OF INCOME
----------------------------------------------------------------------------------------------------------------
(Unaudited, in thousands except per share amounts)


                                                                                         Three Months Ended
                                                                                             August 31,
                                                                                         1995          1994
                                                                                     -----------    -----------
Service fees                                                                         $    13,228    $     5,390
Cost of services provided                                                                 12,380          4,196
                                                                                     -----------    -----------
    Gross service margin                                                                     848          1,194
Selling, general and administrative expenses                                                 783            774
Interest expense (income), net                                                                13             10
                                                                                     -----------    -----------
Income before provision for income taxes                                                      52            410
Provision for income tax expense                                                              19            159
                                                                                     -----------    -----------
Net income                                                                           $        33    $       251
                                                                                     ===========    ===========
Net income per share and equivalents:
    Primary                                                                          $         -    $      0.03
                                                                                     ===========    ===========
    Fully diluted                                                                    $         -    $      0.03
                                                                                     ===========    ===========
    Weighted average shares and equivalents outstanding                                   11,263          7,947
                                                                                     ===========    ===========

MAXSERV, INC.
CONDENSED STATEMENT OF CASH FLOWS
----------------------------------------------------------------------------------------------------------------
(Unaudited, in thousands)


                                                                                         Three Months Ended
                                                                                             August 31,

                                                                                         1995           1994
                                                                                     ------------   ------------
Operating activities:
  Net income                                                                         $         33   $        251
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                                          1,027            443
     Deferred income taxes                                                                     19             35
     Changes in operating assets and liabilities:
       Increase in accounts receivable                                                       (479)          (331)
       Decrease (increase) in prepaid and other assets                                        300           (110)
       Decrease in accounts payable                                                        (2,315)           (16)
       Increase in accrued compensation and expenses                                          389            159
       Decrease in income taxes payable                                                         -           (127)
       Increase (decrease) in deferred revenue and other                                        7            (17)
                                                                                     ------------   ------------
   Cash provided by (used in) operating activities                                         (1,019)           287
                                                                                     ------------   ------------
Investing activities:
    Purchase of property and equipment                                                     (1,188)          (924)
                                                                                     ------------   ------------
Financing activities:
  Revolving working capital borrowings, net                                                   300              -
  Payments on notes and capital leases                                                        (84)           (80)
  Proceeds from issuance of common stock, net                                                  10             12
                                                                                     ------------   ------------
   Cash provided by (used in) financing activities                                            226            (68)
                                                                                     ------------   ------------
Increase in cash and cash equivalents                                                      (1,981)          (705)
Cash and cash equivalents at the beginning of the period                                    2,097          1,592
                                                                                     ------------   ------------
Cash and cash equivalents at the end of the period                                   $        116   $        887
                                                                                     ============   ============

MAXSERV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
August 31, 1995

1.  THE COMPANY AND BASIS OF PRESENTATION

MaxServ, Inc. is an information services company providing diagnostic assistance and support to technicians and consumers involved with the installation, repair, care and operation of a full range of household products including appliances, personal computers, entertainment and other electronic products, heating and air conditioning systems, and lawn and garden equipment. MaxServ also provides parts ordering, service scheduling, parts research and other logistical support services to consumers and professional technicians. The Company's information products and services include in- bound and out-bound telephone services, electronic catalogs, training, software development and systems integration. MaxServ delivers its services throughout the United States and Canada primarily via four manned telephone support centers in Alabama, Arizona and Texas utilizing advanced technology and telecommunications systems.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the quarter ended August 31, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.

2.  STOCK TRANSACTION AND ACQUIRED SERVICES

In December 1994, MaxServ issued 3.3 million shares of the Company's common stock in exchange for a ten year agreement for parts sales order services to Sears' consumer and commercial customers and for Technical Assistance Desk
(TAD) services for logistic and scheduling needs of Sears' repair technicians; the assumption of a total of 119,000 square feet of call center operating facilities in Mobile, Alabama and Tucson, Arizona; selected operating assets valued at $1.2 million permitting assumption of sales order service operations on January 1, 1995; and cash of $4.5 million. The transaction was accounted for as assets transferred between parties under common control with the Company recording the value of the assets received generally at the transferor's book value. Sears' ownership of MaxServ's outstanding common stock increased to approximately 65% upon closing of the transaction.

The cash has been fully invested to update and enhance technology and telecommunications systems, plus fund enhancements to MaxServ's main computer center and information delivery systems in Austin, Texas and Scottsdale, Arizona. The acquired operations generate about 80% of MaxServ's current 2 million monthly call volume.

For the three months ended August 31, 1995 and 1994, approximately 93% and 88%, respectively, of the Company's service revenues were derived from Sears. Accounts receivable with Sears at August 31, 1995 and May 31, 1995 totaled $4.4 million and $3.7 million, or 92% and 87% of total accounts receivable, respectively. Sears pays its accounts on a timely basis in accordance with the terms of applicable service agreements.

3.  INCOME TAXES

The effective income tax rate is based on the expected annual rate for federal and state income taxes.

4.  STOCK OPTIONS

During the quarter ended August 31, 1995, the Company granted 253,000 incentive stock options under various plans existing at May 31, 1995. At August 31, 1995, options to purchase 1,024,000 shares were outstanding, options to purchase 625,000 shares were exercisable, options for 57,000 shares were available for future grants, and 1,081,000 shares were reserved for issuance under the plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

With the December 1994 transaction with Sears, MaxServ further solidified its dominant long-term outsource position with the largest domestic retailer and servicer of household products. While the Company derives over 90% of its revenues and margin from services provided to Sears and its results of operations would be adversely affected should Sears materially diminish the service relationship, management believes MaxServ's successful performance history, Sears' commanding market presence, the associated long-term service contracts with remaining terms of five and nine years, and Sears' ownership interest, combine to provide a solid operating and financial foundation with real opportunities for growth. The investments for productivity and capacity increases, coupled with valuable personnel and experience gains, more strongly position MaxServ to competitively benefit from the general trend of domestic corporations to concentrate on their core businesses and streamline ancillary in-house services through outsourcing. Leveraging the Company's additional resources to expand and diversify its customer base and service offerings is a realistic objective. During the quarter, revenues from customers other than Sears increased 44% over the same quarter a year ago, continuing the excellent strides made during 1995 when such revenues rose 130% for the year.

Operations for the quarter required cash of $1 million, including the net liquidation of $2.3 million of accounts payable primarily associated with capital expenditures incurred late in fiscal 1995. Capital expenditures for the quarter were $1.2 million and the Company borrowed a net of $300,000 on its revolving working capital loan facility. Although working capital remained stable, the effect of such transactions increased the Company's current ratio slightly to 1.4.

Management anticipates periodic revolving working capital or equipment borrowings under the Company's bank credit agreement will be required throughout 1996. At August 31, 1995, $3.5 million of the revolving working capital loan facility and $2.8 million of the equipment financing facility were available. Capital purchases for each of the remaining three quarters of 1996 are expected to be lower than the first quarter.

Management believes continuing operations and the bank credit agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements and pursue moderate growth through 1996. Although there can be no assurance, management also believes it can obtain the necessary resources to fund desirable acquisition or growth opportunities should any arise.

RESULTS OF OPERATIONS

Quarter Ended August 31, 1995 Compared to Quarter Ended August 31, 1994

With the addition of parts sales order services and repair technician scheduling services (TAD), plus growth in virtually all previously offered information services, MaxServ increased its service fees 145% to $13.2 million and served five times the volume for a total of 6.1 million calls. The two new services are in-bound telemarketing and logistics support activities and generate lower fees per call than the Company's diagnostic services. However, call volumes are dramatically higher. Such services produced fees of $7.7 million from 4.9 million calls representing 89% and 95%, respectively, of the Company's service fees and call volume increases. Information services provided directly to consumers was the primary diagnostic service contributor to overall revenue growth by expanding 36% to $2.5 million, based on a 35% increase in call volume, representing 8% of the Company's service fees increase.

MaxServ's gross service margin decreased 29% to $848,000 and decreased as a percentage of service fees to 6% compared to 22%. The margin percentage reduction is primarily attributable to the parts sales order services begun in January 1995 which generated a margin loss of $538,000 on fees of $5.2 million, or 39% of total Company service fees. This very large addition to MaxServ's business and facilities has placed tremendous demands on the Company's management and technical staff and has required substantial technology and capacity enhancements. The process of effectively integrating this service, balancing staffing levels with call volume, improving staff productivity, and upgrading information delivery systems across four service centers is taking longer than initially envisioned. Management estimates the implementation of the improvements necessary to achieve acceptable service performance, efficiency and margin contribution levels will continue for most of the remainder of fiscal 1996.

To a much lesser degree, the lower fee arrangement associated with increased TAD volume of 1.3 million calls, plus technology and capacity enhancements to most of the Company's information delivery systems, also contributed to MaxServ's lower overall margin ratio. Management expects the process necessary to gain operating efficiencies and capacity benefits from the systems upgrades will likewise continue through much of fiscal 1996.

Selling, general and administrative expenses have remained stable resulting in a significant decrease as a percentage of service fees to 6% from 14%, continuing the positive trend begun in 1995. This improved overhead leverage reflects the ability of the Company's support structure to absorb rapid growth and management's continuing efforts to control administrative costs.

The weighted average shares and equivalents outstanding used in the net income per share computations increased by 3.3 million shares due to the issuance of common stock associated with the December 1994 transaction with Sears. However, the additional shares outstanding did not have a measurable dilutive effect on the per share amounts because net income was nominal.

                          PART II - OTHER INFORMATION

ITEM 1.      MATERIAL DEVELOPMENTS IN CONNECTION WITH LEGAL PROCEEDINGS.

             None.

Item 2.      Material Modification of Rights of Registrant's Securities.

             None.

Item 3.      Defaults on Senior Securities.

             None.

Item 4.      Submission of Matters to a Vote of Security Holders.

             None.

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

             None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                        MAXSERV, INC.

Date: October 12, 1995                  /s/  NEIL A. JOHNSON
                                        -----------------------------------
                                        Neil A. Johnson
                                        Senior Vice President, Finance,
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)