Form 10QSB
period 1995-11-30
MAXSERV INC
filed 1996-01-16
CIK 720476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB


(MARK ONE)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1995

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________

Commission file number:  0-12544

                                 MAXSERV, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

DELAWARE                                              74-2707626
--------------------------------                      --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

8317 CROSS PARK DRIVE, AUSTIN, TEXAS  78754
---------------------------------------------
(Address of principal executive offices)


(512) 834-8341
--------------------------------
(Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
           ---     ---

The number of shares of common stock of the issuer outstanding as of November 30, 1995 was 10,891,672.

Transitional Small Business Disclosure Format (check one): YES      NO  X
                                                               ---     ---

                               FORM 10-QSB INDEX


PART I.     FINANCIAL INFORMATION

            Item 1.  Condensed Financial Statements

                     Condensed Balance Sheet as of November 30, 1995 and May 31, 1995   . . . . . . . . . . . . . . .   3

                     Condensed Statement of Operations for the three months and six months ended
                         November 30, 1995 and for the three months and six months ended
                         November 30, 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                     Condensed Statement of Cash Flows for the six months ended
                         November 30, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                     Notes to Condensed Financial Statements    . . . . . . . . . . . . . . . . . . . . . . . . . . .   6

            Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.      CONDENSED FINANCIAL STATEMENTS



MAXSERV, INC.
CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------
(Unaudited, in thousands except share information)


                                                                                  November 30,        May 31,
                                      Assets                                          1995             1995
                                                                                  ------------     ------------
Current assets:
  Cash and cash equivalents                                                       $        108     $      2,097
  Accounts receivable                                                                    4,312            4,279
  Deferred tax asset                                                                       106              106
  Prepaid expenses and other                                                               168              486
                                                                                  ------------     ------------
    Total current assets                                                                 4,694            6,968
Property and equipment, net                                                             10,840           11,068
Intangible asset, net                                                                    1,704            1,893
Deferred tax asset                                                                       1,509            1,097
Other assets                                                                                39              168
                                                                                  ------------     ------------
                                                                                  $     18,786     $     21,194
                                                                                  ============     ============

                       Liabilities and Stockholders' Equity

Current liabilities:
  Accounts payable                                                                $      1,159     $      3,431
  Accrued compensation                                                                   1,139            1,090
  Accrued expenses                                                                       1,175              563
  Deferred revenue                                                                          35               35
  Current portion of long-term debt                                                        200              273
                                                                                  ------------     ------------
    Total current liabilities                                                            3,708            5,392
Notes and capital lease obligations                                                         81              167
                                                                                  ------------     ------------
    Total liabilities                                                                    3,789            5,559
                                                                                  ------------     ------------

Stockholders' equity:
    Common stock, $.01 par value; 25,000,000 shares authorized; 10,892,000 and 10,869,000 issued and outstanding at November 30, 1995 and May 31,
    1995, respectively                                                                     109              109
  Additional paid-in capital                                                            18,101           18,083
  Accumulated deficit                                                                   (3,213)          (2,557)
                                                                                  ------------     ------------
    Total stockholders' equity                                                          14,997           15,635
                                                                                  ------------     ------------
                                                                                  $     18,786     $     21,194
                                                                                  ============     ============

MAXSERV, INC.
CONDENSED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
(Unaudited, in thousands except per share amounts)


                                                               Three Months Ended              Six Months Ended
                                                                   November 30,                   November 30,
                                                              1995            1994           1995            1994
                                                          ------------    ------------    -----------    ------------
Service fees                                              $     11,854    $      6,006    $    25,084    $     11,396

Cost of services provided                                       11,985           4,538         24,372           8,734
                                                          ------------    ------------    -----------    ------------
    Gross service margin (loss)                                   (131)          1,468            712           2,662

Selling, general and administrative expenses                       939             900          1,707           1,674

Interest expense, net                                               30               7             52              17
                                                          ------------    ------------    -----------    ------------
Income (loss) before provision (benefit) for income taxes       (1,100)            561         (1,047)            971

Provision (benefit) for income tax expense                        (413)            218           (393)            376
                                                          ------------    ------------    -----------    ------------
Net income (loss)                                         $       (687)   $        343   $       (654)   $        595
                                                          ============    ============    ===========    ============
Net income (loss) per share and equivalents:

  Primary                                                 $       (.06)   $        .04   $        (.06)  $        .07
                                                          ============    ============    ===========    ============
  Fully diluted                                           $       (.06)   $        .04   $        (.06)  $        .07
                                                          ============    ============    ===========    ============
  Weighted average shares and equivalents outstanding           11,251           7,935         11,242           7,935
                                                          ============    ============    ===========    ============

MAXSERV, INC.
CONDENSED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
(Unaudited, in thousands)


                                                                                     Six Months Ended
                                                                                       November 30,
                                                                                   1995           1994
                                                                                ----------     ----------
Operating activities:

  Net income (loss)                                                             $     (654)    $      595

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization                                                   2,123            913

     Deferred income taxes                                                            (413)            83

     Changes in operating assets and liabilities:

       Increase in accounts receivable                                                 (33)          (332)

       Decrease (increase) in prepaid and other                                        330           (187)

       Decrease in accounts payable                                                 (2,270)          (138)

       Increase in accrued compensation and expenses                                   659            216
                                                                                ----------     ----------
   Cash provided by (used in) operating activities                                    (258)         1,150
                                                                                ----------     ----------
Investing activities:

    Purchase of property and equipment                                              (1,590)        (1,445)
                                                                                ----------     ----------
Financing activities:

  Issuance of note payable                                                              --            235

  Payments on notes and capital leases                                                (159)          (160)

  Proceeds from issuance of common stock                                                18             12
                                                                                ----------     ----------
   Cash provided by (used in) financing activities                                    (141)            87
                                                                                ----------     ----------
Decrease in cash and cash equivalents                                               (1,989)          (208)

Cash and cash equivalents at the beginning of the period                             2,097          1,592
                                                                                ----------     ----------
Cash and cash equivalents at the end of the period                              $      108     $    1,384
                                                                                ==========     ==========

MAXSERV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
November 30, 1995

1.  THE COMPANY AND BASIS OF PRESENTATION

MaxServ, Inc. is an information services company for household products providing diagnostic assistance and support to technicians and consumers involved with the installation, repair, care and operation of appliances, personal computers, entertainment and other electronic products, heating and air conditioning systems, and lawn and garden equipment. MaxServ also provides telemarketing services for replacement parts and accessories covering all major home products along with service order reservations and logistical support services to consumers and professional technicians. The Company's information products and services include in-bound and out-bound telephone services, electronic catalogs, training, software development and systems integration. MaxServ delivers its services throughout the United States and Canada, primarily via four manned telephone support centers in Alabama, Arizona and Texas, utilizing advanced technology and telecommunications systems.

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the quarter and six months ended November 30, 1995 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. These financial statements should be read in conjunction with the audited financial statements and notes included in the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.

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

The cash has been fully invested to update and enhance technology and telecommunications systems, plus fund enhancements to MaxServ's main computer center in Austin, Texas and information delivery systems in Austin and Scottsdale, Arizona. The acquired operations currently generate about 80% of MaxServ's monthly call volume.

Services to Sears generated approximately 93% of Company revenues for the three months and six months ended November 30, 1995 and approximately 91% and 89% of Company revenues for the three months and six months ended November 30, 1994. Accounts receivable with Sears at November 30, 1995 and May 31, 1995 totaled $3.9 million and $3.7 million, or 90% and 87% of total accounts receivable, respectively. Sears pays its accounts on a timely basis in accordance with the terms of applicable service agreements.

In January 1996, pursuant to price negotiations regarding the Company's long-term service contracts, MaxServ and Sears agreed in principle to increase transaction prices for certain services. The adjusted prices are anticipated to result in an aggregate annual revenue increase of approximately $4 million. The new pricing primarily affects parts sales order services and is expected to generally be effective for the 1996 calendar year.

3.  INCOME TAXES

The effective income tax rate is based on the expected annual rate for federal and state income taxes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

With the December 1994 transaction with Sears, MaxServ further solidified its dominant long-term outsource position with the largest domestic retailer and servicer of household products. While the Company derives over 90% of its revenues and margin from services provided to Sears and its results of operations would be adversely affected should Sears materially diminish the service relationship, management believes MaxServ's performance history, Sears' commanding market presence, the associated long-term service contracts with remaining terms of five and nine years, and Sears' ownership interest, combine to provide a solid long-term operating and financial foundation. Although the results of the most recent six months have not been profitable due to difficulties associated with parts sales order services as discussed below, management believes its continuing focus on business and management systems will improve productivity and call center efficiency. Further, as discussed in
Note 2 in the accompanying condensed financial statements, MaxServ and Sears have agreed in principle to increase transaction prices for certain services under the agreements. The adjusted prices are anticipated to result in an aggregate annual revenue increase of approximately $4 million. The new pricing primarily affects parts sales order services and is expected to generally be effective for the 1996 calendar year.

In addition, the substantial investments made during the past 12 months for productivity and capacity increases, coupled with valuable personnel and experience gains, position MaxServ to competitively benefit from the general trend of domestic corporations to concentrate on their core businesses and streamline ancillary in-house services through outsourcing. Leveraging the Company's additional resources to expand and diversify its customer base and service offerings is a realistic objective. During the first six months of fiscal 1996, revenues from customers other than Sears increased 52% over the same period a year ago, continuing the excellent strides made during 1995 when such revenues rose 130% for the year.

Operations for the six months required cash of $258,000, including the net liquidation of $2.3 million of accounts payable primarily associated with capital expenditures incurred late in fiscal 1995. Capital expenditures for the six months were $1.6 million. Although working capital decreased $591,000, the Company's current ratio remained unchanged at 1.3.

Management anticipates periodic revolving working capital or equipment borrowings under the Company's bank credit agreement will be required throughout 1996. At November 30, 1995, $3.4 million of the revolving working capital loan facility and $2.8 million of the equipment financing facility were available. Capital purchases for the remaining two quarters of fiscal 1996 are expected to be lower than the first six months.

Management believes continuing operations and the bank credit agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements and pursue moderate growth through 1996. Although there can be no assurance, management also believes it can obtain the necessary resources to fund desirable acquisition or growth opportunities should any arise.

RESULTS OF OPERATIONS

Quarter and Six Months Ended November 30, 1995 Compared to Quarter and Six Months Ended November 30, 1994

With the addition of parts sales order services and repair technician scheduling services (TAD), plus growth in virtually all previously offered information services, MaxServ increased its service fees 98% for the quarter and 120% for the six months ended November 30, 1995, compared to the same periods of the prior year. The Company responded to 5.3 million calls and
11.5 million calls for the quarter and six-month periods, respectively, approximately four times the volume of a year ago. The two new services are in-bound telemarketing and logistics support activities and generate lower fees per call than the Company's diagnostic services. However, call volumes are dramatically higher. Such services produced fees of $6.2 million from
5.0 million calls for the quarter and fees of $13.9 million from 10.8 million calls for the six months. Information services provided directly to consumers were the primary diagnostic service contributors to overall revenue growth by expanding 44% to $2.6 million for the quarter and 41% to $5.2 million for the six months, based on approximately 39% increases in call volume.

MaxServ's gross service margin reduction is primarily attributable to the parts sales order services begun in January 1995 which generated a margin loss of $1.1 million on fees of $4.1 million for the quarter and a margin loss of $1.7 million on fees of $9.2 million for the six months. This very large addition to MaxServ's business and facilities continues to place tremendous demands on the Company's management and technical staff and has required substantial technology and capacity enhancements. The process of effectively integrating this service, balancing staffing levels with call volume, improving staff productivity, and upgrading information delivery systems across four service centers is proving to be more costly and is taking longer than initially envisioned. Management estimates the implementation of the improvements necessary to achieve acceptable service performance, efficiency and margin contribution levels will continue for most of the remainder of fiscal 1996.

To a much lesser degree, the lower fee arrangement associated with increased TAD volume of 741,000 calls for the quarter and 2.5 million for the six months, as compared to the same periods last year, and technology and capacity enhancements to most of the Company's information delivery systems, also contributed to MaxServ's lower overall margin ratios. Management expects the process necessary to gain operating efficiencies and capacity benefits from the systems upgrades will likewise continue through much of fiscal 1996.

Selling, general and administrative expenses have increased only slightly resulting in a significant decrease as a percentage of service fees to 8% for the quarter and 7% for the six months compared to 15% for each of the periods of the preceding year. This improved overhead leverage reflects the ability of the Company's administrative support structure to absorb significant growth and management's continuing efforts to control such costs.

The weighted average shares and equivalents outstanding used in the per share computations increased by 3.3 million shares due to the issuance of common stock associated with the December 1994 transaction with Sears. The additional shares outstanding had the effect of reducing the per share loss amount by $.03 for the quarter and $.02 for the six months ended November 30, 1995.

                          PART II - OTHER INFORMATION



ITEM 1.    MATERIAL DEVELOPMENTS IN CONNECTION WITH LEGAL Proceedings.

           None.

ITEM 2.    MATERIAL MODIFICATION OF RIGHTS OF REGISTRANT'S SECURITIES.

           None.

ITEM 3.    DEFAULTS ON SENIOR SECURITIES.

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           The Annual Meeting of Stockholders of MaxServ, Inc. was held on October 19, 1995. Three matters were submitted to a vote of security holders, the election of eight directors, the proposal to amend the 1994 Stock Option Plan, and the ratification of the selection of Price Waterhouse LLP as independent accountants for fiscal 1996. The vote tabulation was as follows:

           Election of Directors:

          Nominee                   For               Withheld
          -------                   ---               --------
Charles F. Bayless              10,140,982            414,788
Nathaniel P. Turner             10,140,982            414,788
James F. Leary                  10,140,982            414,788
Steven J. Keane                 10,140,982            414,788
Daniel A. Mihalovich            10,140,982            414,788
William L. Salter               10,140,982            414,788
Patrick A. Rivelli              10,140,982            414,788
Steven A. Martin                10,140,982            414,788

           Amendment of 1994 Stock Option Plan:

            For                   Against             Abstain
            ---                   -------             -------
         9,485,824                80,832              459,370

        Ratification of Price Waterhouse LLP as Independent Accountants:

            For                   Against             Abstain
            ---                   -------             -------
        10,136,117                12,625              407,028


ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                        MAXSERV, INC.



Date: January 12, 1996                  \s\  NEIL A. JOHNSON
                                        -----------------------------------
                                        Neil A. Johnson
                                        Senior Vice President, Finance,
                                        Treasurer and Secretary
                                        (Principal Financial and Accounting
                                        Officer)

                EXHIBIT  INDEX

    27 -- Financial Data Schedule