Form 10QSB
period 1996-02-29
MAXSERV INC
filed 1996-04-15
CIK 720476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED FEBRUARY 29, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     FOR THE TRANSITION PERIOD FROM                    TO
                                    ------------------    --------------------

Commission file number:  0-12544

                                  MAXSERV, INC.
     ---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     DELAWARE                                         74-2707626
     ----------------------------------               --------------------------
     (State or other jurisdiction of                  (I.R.S. Employer I.D. No.)
     incorporation or organization)

     8317 CROSS PARK DRIVE, AUSTIN, TEXAS  78754
     -------------------------------------------
     (Address of principal executive offices)

     (512) 834-8341
     ----------------------------------
     (Issuer's telephone number)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

The number of shares of common stock of the issuer outstanding as of February 29, 1996 was 10,891,672.

Transitional Small Business Disclosure Format (check one): YES     NO  X
                                                               ---    ---

                                FORM 10-QSB INDEX

PART I.      FINANCIAL INFORMATION

             Item 1.  Condensed Financial Statements

                      Condensed Balance Sheet as of February 29, 1996 and May 31, 1995 ..............  3

                      Condensed Statement of Operations for the three months and nine months ended
                           February 29, 1996 and  for the three months and nine months ended
                           February 28, 1995 ........................................................  4

                      Condensed Statement of Cash Flows for the nine months ended
                           February 29, 1996 and February 28, 1995 ..................................  5

                      Notes to Condensed Financial Statements .......................................  6

             Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations ................................................  7

PART II.     OTHER INFORMATION

             Item 1.  Legal Proceedings .............................................................  9

             Item 2.  Changes in Securities .........................................................  9

             Item 3.  Defaults Upon Senior Securities ...............................................  9

             Item 4.  Submission of Matters to a Vote of Security Holders ...........................  9

             Item 5.  Other Information .............................................................  9

             Item 6.  Exhibits and Reports on Form 8-K ..............................................  9

SIGNATURES   ........................................................................................ 10

                         PART I - FINANCIAL INFORMATION


ITEM 1.       CONDENSED FINANCIAL STATEMENTS


MAXSERV, INC.
CONDENSED BALANCE SHEET
- --------------------------------------------------------------------------------
(Unaudited, in thousands except share information)

                                                                                  February 29,     May 31,
                                       ASSETS                                         1996          1995
                                                                                  ------------    --------
Current assets:

   Cash and cash equivalents                                                        $  1,193      $  2,097

   Accounts receivable                                                                 4,660         4,279

   Deferred tax asset                                                                    250           106

   Prepaid expenses and other                                                            100           486
                                                                                    --------      --------

     Total current assets                                                              6,203         6,968

Property and equipment, net                                                           10,475        11,068

Intangible asset, net                                                                  1,609         1,893

Deferred tax asset                                                                     1,129         1,097

Other assets                                                                              39           168
                                                                                    --------      --------
                                                                                    $ 19,455      $ 21,194
                                                                                    ========      ========
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                                                 $    639      $  3,431

   Accrued compensation                                                                1,104         1,090

   Accrued expenses                                                                    2,055           563

   Deferred revenue                                                                       47            35

   Current portion of long-term debt                                                     169           273
                                                                                    --------      --------
     Total current liabilities                                                         4,014         5,392

Notes and capital lease obligations                                                       47           167
                                                                                    --------      --------
     Total liabilities                                                                 4,061         5,559
                                                                                    --------      --------

Stockholders' equity:

     Common stock, $.01 par value; 25,000,000 shares authorized; 10,892,000 and
     10,869,000 issued and outstanding at February 29,
     1996 and May 31, 1995, respectively                                                 109           109

   Additional paid-in capital                                                         18,101        18,083

   Accumulated deficit                                                                (2,816)       (2,557)
                                                                                    --------      --------
     Total stockholders' equity                                                       15,394        15,635
                                                                                    --------      --------
                                                                                    $ 19,455      $ 21,194
                                                                                    ========      ========

MAXSERV, INC.
CONDENSED STATEMENT OF OPERATIONS
- --------------------------------------------------------------------------------
(Unaudited, in thousands except per share amounts)

                                                                Three Months Ended        Nine Months Ended
                                                             February 29, February 28, February 29,  February 28,
                                                                1996         1995          1996          1995
                                                             ------------ ------------ ------------  ------------
Service fees                                                  $ 13,481     $  8,862      $ 38,565      $ 20,258

Cost of services provided                                       11,899        7,722        36,271        16,456
                                                              --------     --------      --------      --------
     Gross service margin                                        1,582        1,140         2,294         3,802

Selling, general and administrative expenses                       931          701         2,638         2,374

Interest expense (income), net                                      16          (38)           68           (21)
                                                              --------     --------      --------      --------
Income (loss) before provision (benefit) for income taxes          635          477          (412)        1,449

Provision (benefit) for income tax expense                         238          116          (155)          493
                                                              --------     --------      --------      --------
Net income (loss)                                             $    397     $    361      $   (257)     $    956
                                                              ========     ========      ========      ========
Net income (loss) per share and equivalents:

   Primary                                                    $    .04     $    .04      $   (.02)     $    .11
                                                              ========     ========      ========      ========
   Fully diluted                                              $    .04     $    .04      $   (.02)     $    .11
                                                              ========     ========      ========      ========
   Weighted average shares and equivalents outstanding          11,233       10,215        11,237         8,686
                                                              ========     ========      ========      ========


MAXSERV, INC.
CONDENSED STATEMENT OF CASH FLOWS
- --------------------------------------------------------------------------------
(Unaudited, in thousands)

                                                                                Nine Months Ended
                                                                           February 29,  February 28,
                                                                               1996         1995
                                                                             -------       -------
Operating activities:

  Net income (loss)                                                          $  (257)      $   956

  Adjustments to reconcile net income to net cash provided by operating activities:

      Depreciation and amortization                                            3,244         1,504

      Deferred income taxes                                                     (176)          157

      Changes in operating assets and liabilities:

        Increase in accounts receivable                                         (381)       (1,673)

        Decrease (increase) in prepaid and other                                 363            (9)

        Increase (decrease) in accounts payable                               (2,792)          707

        Increase in accrued compensation and expenses                          1,506           313
                                                                             -------       -------
    Cash provided by operating activities                                      1,507         1,955
                                                                             -------       -------
Investing activities:

     Purchase of property and equipment                                       (2,205)       (5,046)
                                                                             -------       -------
Financing activities:

  Issuance of note payable                                                      --             235

  Payments on notes and capital leases                                          (224)         (242)

  Proceeds from issuance of common stock                                          18         4,114
                                                                             -------       -------
 Cash provided by (used in) financing activities                                (206)        4,107
                                                                             -------       -------
Increase (decrease) in cash and cash equivalents                                (904)        1,016

Cash and cash equivalents at the beginning of the period                       2,097         1,592
                                                                             -------       -------
Cash and cash equivalents at the end of the period                           $ 1,193       $ 2,608
                                                                             =======       =======

MAXSERV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------
February 29, 1996

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

The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB. Accordingly, they do not include all the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the quarter and nine months ended February 29, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1996. These financial statements may contain forward looking information that involve risks and uncertainties and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 1995.

2.   STOCK TRANSACTION AND ACQUIRED SERVICES

In December 1994, MaxServ issued 3.3 million shares of the Company's common stock in exchange for a ten year agreement for parts sales order services to Sears' consumer and commercial customers and for logistic and scheduling needs of Sears' repair technicians; the assumption of a total of 119,000 square feet of call center operating facilities in Mobile, Alabama and Tucson, Arizona; selected operating assets valued at $1.2 million permitting the assumption of sales order service operations on January 1, 1995; and cash of $4.5 million. The transaction was accounted for as assets transferred between parties under common control with the Company recording the value of the assets received generally at the transferor's book value. Sears' ownership of MaxServ's outstanding common stock increased to approximately 65% upon closing of the transaction.

The cash has been fully used as part of the Company's substantial investments during the last 15 months to update and enhance technology and telecommunications, computer and information delivery systems. The acquired operations currently generate about 80% of MaxServ's monthly call volume.

Services to Sears generated 93% of Company revenues for the three months and nine months ended February 29, 1996 and 91% of Company revenues for the three months and nine months ended February 28, 1995. Accounts receivable with Sears at February 29, 1996 and May 31, 1995 totaled $4.3 million and $3.7 million, or 91% and 87% of total accounts receivable, respectively. Sears pays its accounts on a timely basis in accordance with the terms of applicable service agreements.

Pursuant to annual price negotiations regarding the Company's long-term service contracts, MaxServ and Sears agreed to increase prices for certain services for calendar 1996. The adjusted prices primarily affect parts sales order services and are anticipated to result in an aggregate revenue increase of approximately $4 million. The revised pricing increased revenues $1.3 million during the quarter ended February 29, 1996.

3.   INCOME TAXES

The effective income tax rate is based on the expected annual rate for federal and state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains forward looking information that involves risks and uncertainties including business conditions; demand for and acceptance of the Company's services; local, national, and global economic environments; the impact of competitive products and services; the Company's relationship with Sears and other risks detailed from time to time in the Company's Securities and Exchange Commission reports.

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

Although the year-to-date operating results for fiscal 1996 have not been profitable due to difficulties associated with parts sales order services as discussed below, the gross margin for the third quarter improved dramatically to $1.6 million from a loss of $131,000 in the second quarter of fiscal 1996. Annually negotiated price increases for recurring transactions provided 45% of the margin improvement, a lump sum receipt regarding contract clarification for completed services provided 30%, and productivity and efficiency gains from business and management systems enhancements provided 25%. Cash and working capital both increased about $1.1 million from the second quarter to the third quarter of fiscal 1996. The new prices are effective for calendar 1996 and are anticipated to result in an aggregate revenue increase of approximately $4 million.

In addition, the substantial investments made during the past 15 months for productivity and capacity increases, coupled with valuable personnel and experience gains, position MaxServ to competitively benefit from the general trend of domestic corporations to concentrate on their core businesses and streamline ancillary in-house services through outsourcing. Leveraging the Company's additional resources to expand and diversify its customer base and service offerings is a realistic objective. During the first nine months of fiscal 1996, revenues from customers other than Sears increased 32% over the same period a year ago, continuing the excellent strides made during 1995 when such revenues rose 130% for the year.

Operations for the nine months ended February 29, 1996 generated cash of $1.5 million, after the net liquidation of $2.8 million of accounts payable primarily associated with capital expenditures incurred late in fiscal 1995. Capital expenditures for the nine months were $2.2 million. Working capital increased $613,000 and the Company's current ratio improved to 1.5 from 1.3.

Management does not anticipate using its revolving working capital or equipment bank credit agreement for the remainder of fiscal 1996. At February 29, 1996, $3.7 million of the revolving working capital loan facility and $2.8 million of the equipment financing facility were available.

Management believes continuing operations and the bank credit agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements and pursue moderate growth through 1996. Although there can be no assurance, management also believes it can obtain the necessary resources to fund desirable acquisition or growth opportunities should any arise.

RESULTS OF OPERATIONS

Quarter and Nine Months Ended February 29, 1996 Compared to Quarter and Nine Months Ended February 28, 1995

With the addition of parts sales order services and repair technician scheduling services (TAD), plus growth in virtually all previously offered information services, MaxServ increased its service fees 52% for the quarter and 90% for the nine months ended February 29, 1996, compared to the same periods of the prior year. The Company responded to 5.2 million calls and 16.7 million calls for the quarter and nine-month periods, respectively, approximately two times the quarterly volume and three times the year-to-date volume of a year ago. Additionally, the previously mentioned price and contract adjustments increased revenues by $1.3 million.

The two new services are in-bound telemarketing and logistics support activities and generate lower fees per call than the Company's diagnostic services. However, call volumes are much higher. Such services were performed for only two months during the quarter and nine-month periods ended February 28, 1995. Compared to such prior periods, these services produced incremental fiscal 1996 fees of $3.6 million for the quarter and $15.3 million for the nine months, based on additional calls of 1.5 million and 9.8 million, respectively. Information services provided directly to consumers were the primary diagnostic service contributors to overall revenue growth by expanding 49% to $2.7 million for the quarter and 35% to $7.9 million for the nine months, based on 45% and 42% increases in call volume, respectively for the periods.

These very large additions to MaxServ's business and facilities have placed tremendous demands on the Company's management and technical staff and have required substantial technology and capacity enhancements. During the current quarter, significant gains were achieved to effectively integrate these services, balance staffing levels with call volume, improve staff productivity, and upgrade information delivery systems across four service centers. However, when compared to the third quarter of a year ago, the productivity and efficiency gains, together with the previously discussed price increases for recurring transactions and volume growth, were substantially offset by the higher capacity and system costs. As a result, the gross margin increase for the current quarter over the prior year quarter was principally due to the lump sum receipt regarding contract clarification for previously completed parts sales order services. The gross margin reduction for the nine-month period is attributable to parts sales order services, which generated a margin loss of $1.4 million on fees of $14.5 million compared to a margin loss of $339,000 on fees of $2.4 million in the prior year period, and the added cost of technology and capacity enhancements to most of the Company's systems. The process of integrating the new services and upgrading systems has proved to be more costly and has taken longer than originally envisioned. While these initial efforts are substantially complete, some further improvements are anticipated during the fourth quarter of fiscal 1996.

To a much lesser degree, the lower fee arrangement associated with incremental TAD volume of 573,000 calls for the quarter and 940,000 for the nine months, over the same periods last year, also contributed to MaxServ's lower overall margin ratios.

Although selling, general and administrative expenses have increased, such costs continue to decrease as a percentage of service fees to 7% for both the quarter the nine months compared to 8% and 12%, respectively, for the periods of the preceding year. This improved overhead leverage reflects the ability of the Company's administrative support structure to absorb significant growth and management's continuing efforts to control such costs.

The weighted average shares and equivalents outstanding used in the per share computations increased due to the issuance of common stock associated with the December 1994 transaction with Sears. The additional weighted average shares outstanding had the effect of reducing the per share loss amount by $.01 for the nine months ended February 29, 1996.

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

           None.

ITEM 5.    OTHER INFORMATION.

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  10.1* Amendment Agreement (amending the Parts Service Agreement) among Sears, Roebuck and Co. and MaxServ, Inc., dated January 31, 1996. Confidential treatment has been requested for specific portions of this document

                  10.2* Amendment Agreement (amending the Service Agreement) among Sears, Roebuck and Co. and MaxServ, Inc., dated January 31, 1996. Confidential treatment has been requested for specific portions of this document

           (b)    Reports on Form 8-K

                  None.

           ------------------------
           *      Filed herewith.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                         MAXSERV, INC.

Date:  April 11, 1996    \s\  NEIL A. JOHNSON
                         -------------------------------------------------------
                         Neil A. Johnson
                         Senior Vice President, Finance, Treasurer and Secretary
                         (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NO.

10.1 Amendment Agreement (amending the Parts Service Agreement) among Sears, Roebuck and Co. and MaxServ, Inc., dated January 31, 1996. Confidential treatment has been requested for specific portions of this document.

10.2 Amendment Agreement (amending the Service Agreement) among Sears, Roebuck and Co. and MaxServ, Inc., dated January 31, 1996. Confidential treatment has been requested for specific portions of this document.

27    Financial Data Schedule