Form 10KSB
period 1996-05-31
MAXSERV INC
filed 1996-08-29
CIK 720476

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
         1934  (Fee Required)

For the fiscal year ended May 31, 1996

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934  (No Fee Required)

Commission file number:   0-12544
                         ---------
                                  MaxServ, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


         Delaware                                          74-2707626
 ------------------------------                     ------------------------
(State or other jurisdiction of                    (I.R.S. Employer I.D. No.)
incorporation or organization)

8317 Cross Park Drive, Austin, Texas                           78754
- ---------------------------------------                       --------
(Address of principal executive offices)                     (Zip code)

         Issuer's telephone number, including area code: (512) 834-8341
                                                         --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
Title of each class                                   on which registered
- -------------------                                   ---------------------
       None                                                    None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year were $52.6 million.

As of August 14, 1996 the aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock was $8.2 million. For purposes of calculating this amount, only directors, officers and beneficial owners of 5% or more of the common stock of the issuer have been deemed affiliates.

The number of shares of common stock of the issuer outstanding as of August 14, 1996 was 10,917,839.

                                FORM 10-KSB INDEX


PART I......................................................................1

    ITEM 1. BUSINESS........................................................1
    ITEM 2. PROPERTIES......................................................6
    ITEM 3. LEGAL PROCEEDINGS...............................................6
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............6

PART II.....................................................................7

    ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........7
    ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS...............................8
    ITEM 7. FINANCIAL STATEMENTS...........................................10
    ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE....................10

PART III...................................................................11

PART IV....................................................................12

    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..............................12

SIGNATURES.................................................................15

                                     PART I


ITEM 1.       BUSINESS


GENERAL

MaxServ is the leading provider of information services for household products, offering diagnostic assistance and support to consumers and professional technicians involved in the installation, repair, care and operation of a full range of appliances, personal computers, electronic products, heating and air conditioning systems, personal fitness equipment, lawn and garden equipment and other home product services.

MaxServ also provides telemarketing services for replacement parts and accessories covering all major brand home products, service order reservations and logistical support for its customers.

The Company's services include inbound and outbound telephone services, systems consulting, design and development for network centric environments and electronic publishing.

The Company, a Delaware corporation, was incorporated in March 1994. The Company's predecessor, MaxServ, Inc., was incorporated in Texas in 1981 and reincorporated in Delaware in May 1994 by merger into the Company. References to MaxServ or the Company, where applicable, include such predecessor.

MaxServ's corporate headquarters is located in Austin, Texas and operations are conducted from four service centers in Alabama, Arizona, and Texas.

BUSINESS DEVELOPMENT

Since 1989, the Company has achieved substantial revenue growth every year providing call centered customer management solutions for manufacturers, retailers, servicers, warranty providers and consumers of electronic and mechanical home products. Significant business developments for the most recent three years are discussed below.

         1996

         For much of 1996, MaxServ concentrated on completing the development and implementation of systems and processes necessary to fully integrate, both technically and culturally, the new services and facilities added during the last half of 1995 that more than doubled the Company's operations, employees and capacity.

         This effort required new telephone and network equipment, increased automation and two new call taking systems. Additionally, MaxServ emphasized education and training of its employees in the use, maintenance and operation of the new systems and the overall operating philosophies of the Company. During the second half of the year, the impact of these actions began to produce positive operating performance. By year's end, when call volumes of most services are at a seasonal high, operating performance rose to record levels with higher systems reliability and improving employee efficiency.

         To better accommodate the growth of MaxServ, a program was introduced to enable its 3,000 employees to understand the Company's business goals and correlate their performance to MaxServ's overall accomplishments. This program emphasized people principles and management techniques for supervisory personnel and basic financial concepts and team dynamics for all employees. Greater understanding of the Company's business by more employees allowed the creation of operating teams in both the management organization and the call center environment. The teams also support the educational processes, allowing more individual participation in the operation of MaxServ's business while improving communications of objectives and results.

         Traditionally, the home product repair market has been comprised of service organizations that repaired hard goods in the home. This market definition is broadening to include lifestyle services such as house cleaning, lawn care, remodeling, and pest control to meet more comprehensive demands and expectations of home consumers creating a larger home services industry. In response to these new realities, MaxServ continues to develop alliances with major service and technology participants, expand service offerings, improve information management and delivery systems, and enhance communication capabilities. During the latter part of 1996, significant activities were focused on blending telephone and electronic commerce capabilities, including the Internet, into seamless processes involving the servicer, parts supplier, warranty provider, manufacturer and the consumer, ensuring complete customer satisfaction by actively managing the service incident to completion.

         1995

         The most significant event in MaxServ's history was consummated on December 29, 1994. The transaction more than doubled operating capacity and instantly presented revenue generating potential exceeding the Company's then current total revenue. The transaction had its conceptual origin two years earlier at MaxServ. Following an extensive business assessment by both parties, MaxServ and its principal customer and stockholder, Sears, Roebuck and Co. reached an accord providing for a substantially stronger alliance.

         Under the terms of the transaction, MaxServ issued 3.3 million shares of the Company's common stock in exchange for a ten year agreement for telemarketing services for replacement parts and accessories covering all major brand home products services for Sears' consumer and commercial customers and for logistic and scheduling needs of Sears' repair technicians; the assumption of a total of 119,000 square feet of call center operating facilities in Mobile, Alabama and Tucson, Arizona; selected operating assets valued at $1.2 million permitting assumption of telemarketing operations on January 1, 1995; and cash of $4.5 million.

         The cash was fully invested to significantly update and enhance technology, telecommunications and information delivery systems. Initial deployment and integration of the systems enhancements in late fiscal 1995 began to provide MaxServ with a seamless and redundant four-center operating network capable of highly reliable and efficient customer service, which could also accommodate further expansion of the Company's business to distinguish MaxServ as a competitive, value-added information service provider.

         1994

         During 1994, MaxServ primarily focused on continuing the development of services to consumers that were begun in 1993. The successful expansion of such services for do-it-yourself repair questions and personal computer support fueled the substantial revenue and earnings growth for 1994. The Company also completed development of a CD-ROM based catalog for major appliances consisting of digitized parts illustrations and initiated the pilot program for the transfer of TAD services which was completed with the new ten year agreement during 1995. Key management additions were also made during 1994.

SERVICES

MaxServ delivers information services to customers via manned telephone support centers utilizing an advanced telecommunications system and a highly developed and extensive library of technical information which has been integrated into a sophisticated computer system. Such telephone services are generally provided under multi-year agreements with product manufac turers and retailers and currently generate 97% of the Company's revenue.

         Telemarketing Services

         MaxServ's telemarketing consultants take orders and process payments directly from consumers requesting replacement parts and accessories from Sears for household products. The Company is compensated based on the level and value of parts sales generated for Sears - a value-added arrangement rather than the traditional fee per call.

         Technical Assistance Desk (TAD)

         TAD services are provided to Sears repair technicians and include part number research and locating, parts ordering, service call scheduling and rescheduling, on-site technical consulting, documentation delivery and service order creation. Such logistic services allow more efficient and effective repair scheduling and performance.

         Consumer Services

         The Company's customer service representatives and qualified technicians schedule repair service orders, coordinate replacement parts availability, provide do-it-yourself diagnostic and repair assistance, and supply a wide range of information regarding product care and use, repair versus buy, and product operation. These diagnostic and information services support manufacturer and retailer loyalty, minimize product returns, reduce warranty service costs and enhance consumer satisfaction.

         Technician Services

         MaxServ's experienced technicians provide diagnostic assistance and parts location and ordering to field repair and manufacturer technicians. These services typically provide assistance to technicians at the time repair or problem evaluation activities are being conducted. This immediate expert information increases completion rates for first time repair visits, reduces repair or problem solution time and costs, and improves consumer satisfaction.

MaxServ also offers customized data management and software services. The Company maintains and provides product, parts and technical information catalogs via CD-ROM which are distributed on behalf of customers to authorized servicers and parts distributors. MaxServ's Genuine PartFinderTM software is the appliance industry standard for electronic parts catalogs and includes all six major manufacturers. In addition, the Company provides custom software development, systems and telephony integration, imaging systems, and systems efficiency services.

MARKETING

MaxServ's principal marketing strategy is to become the information clearinghouse and provider of value-added service solutions for the home service industry. This strategy implies that the Company will warehouse the technical, parts, operational and service literature, knowledge and alliances required to be the intermediary between the consumer, retailer, home servicer, manufacturer, distributor and warranty provider.

Marketing efforts are focused and directed toward existing and potential key accounts and selected services. The Company currently markets its services through its own marketing team which focuses on manufacturers, retailers and warranty providers in the home services industry. Marketing activities primarily promote call center operations and service network capabilities.

SUBSTANTIAL REVENUES ATTRIBUTABLE TO ONE CUSTOMER; CONTROL BY SUCH CUSTOMER

Over 90% of MaxServ's revenues for 1996 were attributable to services provided to Sears pursuant to two service agreements. The first service agreement, entered into in May 1993, is for a seven year term and covers consumer, parts and technical support, database maintenance, home office center support and administrative services. The second service agreement, entered into in December 1994, is for a ten year term and covers telemarketing and TAD services. After the lapse of any applicable cure periods, each of the agreements is terminable by either party in the event of non-compliance by the other party with certain provisions relating to performance of services in accordance with specified minimum standards, maintenance of required insurance and fulfillment of indemnity and confidentiality obligations. Each agreement (or, in some cases, only a service provided under such agreement) is also terminable by Sears, on 180 days notice, in certain events as set forth in the respective agreements. In specified termination situations under the ten year agreement, during the first three years of the term of such agreement, Sears is obligated to assume certain leases and purchase certain assets from the Company, which obligations abate during such three-year period.

As a result of its ownership interest, Sears has the ability to elect all of the Company's directors and to control the outcome of all other matters submitted to a vote of the Company's stockholders. Such voting concentration may have the effect of delaying or preventing a change in control of the Company. As of August 14, 1996, Sears owns approximately 65% of the outstanding shares of common stock of the Company and two of the Company's seven directors are affiliates of Sears.

Sears has the right to acquire additional shares of capital stock upon the issuance by the Company of additional capital stock (except in certain limited cases) in order to maintain the same proportion of the voting power of the Company as it owned prior to the issuance.

COMPETITION

There are numerous telephone service companies that provide various kinds of call center services such as product information, product operation assistance, service information, dealer location, 800 ordering and telesales. Although some of these companies' services are similar to certain of the Company's specific services, management is unaware of any direct competitors for its comprehensive and wide variety of information services offered nationwide to manufacturers, retailers, servicers, and consumers regarding the operation, repair and care of household products. Should any of these companies determine to expand their services, thereby placing them in more direct competition with MaxServ, the Company's business could be adversely affected. Many of these companies have greater financial resources than the Company.

Most companies engaged in the servicing of household products, internally provide the support services offered by the Company. These companies provide significant indirect competition, and such companies could elect to offer such services to others in direct competition with the Company. In such event, the Company's business could be adversely affected, however, these companies are also potential customers for MaxServ. Many of these companies have greater financial resources than the Company.

Some companies have internally developed or utilized outside consulting firms to develop diagnostic systems to aid in product servicing for their own internal use. To management's knowledge, no competing diagnostic system has been made available to others by these companies. There can be no assurance that another company will not enter the industry, develop the necessary software and databases, and compete with the Company.

MaxServ may face significant competition for its customized technology services as it begins to market its capabilities on more than a limited basis to certain existing customers. Although there can be no assurance, management believes that resident expertise gained through internal efforts associated with developing large database applications in a network centric environment, particularly with sophisticated telephony and multiple site integration, position the Company to selectively compete for consulting or development opportunities requiring similar solutions. Technology services currently represent less than 5% of the Company's revenue.

GOVERNMENT REGULATION

At the present time, management is not aware of any government regulation to which the Company's business is or will be subject. Since communication with the Company's databases is via telephone lines and the Company provides the majority of its services via telephone support through common communication carriers, future governmental regulation through the Federal Communications Commission or other agency is possible. It is impossible to predict the effect on the Company of any such governmental regulation. Additionally, the Company must ensure that it does not infringe any patents, copyrights or trade secrets held by others. Management is not aware of any infringing uses associated with its services.

EMPLOYEES

As of August 14, 1996, the Company had approximately 2,700 employees, 1,400 of which were full time.

ITEM 2.  PROPERTIES


MaxServ conducts its operations from leased facilities which are listed below. Management believes all of its leased facilities are suitable and adequate for their intended uses.

                                                                                                          Lease

         Location                                Use                          Size                      Expiration
- ---------------------------      -------------------------------      --------------------      --------------------------
Austin, Texas                     Call center and corporate              94,126 sq. ft.           1998, plus 2 one-year
                                      headquarters                                                   renewal options
Scottsdale, Arizona               Call center                            20,439 sq. ft.           1997, plus 2 one year
                                                                                                     renewal options
Mobile, Alabama                   Call center                            54,000 sq. ft.           2003, plus 3 five-year
                                                                                                     renewal options
Tucson, Arizona                   Call center                            64,982 sq. ft.           1999, plus 4 five-year
                                                                                                     renewal options



ITEM 3.   LEGAL PROCEEDINGS


The Company is a party only to routine employment related litigation in the ordinary course of its business. Such pending matters are not deemed material, individually or in the aggregate, to the business or financial condition of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq SmallCapSM Market. The Company's Nasdaq symbol is MXSV. The following table sets forth the range of high and low bid quotations for the periods indicated by Nasdaq. Bid quotations represent interdealer quotations without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                                     Range of Bid Information
                                                     ------------------------
                                                     High               Low
                                                     ----               ---
For year ending May 31, 1997:

         Quarter ending August 31, 1996
         (through August 14, 1996)                  $ 5.13             $ 3.50

For year ended May 31, 1996:

         Quarter ended August 31, 1995              $ 3.88             $ 2.75
         Quarter ended November 30, 1995              3.50               3.00
         Quarter ended February 28, 1996              3.63               2.25
         Quarter ended May 31, 1996                   4.13               2.75

For year ended May 31, 1995:

         Quarter ended August 31, 1994              $ 4.13             $ 2.75
         Quarter ended November 30, 1994              4.75               3.50
         Quarter ended February 28, 1995              4.00               3.75
         Quarter ended May 31, 1995                   3.75               3.00


On August 14, 1996, there were approximately 1,500 stockholders of the Company's common stock, including holders of record and participants in security position listings. The Company has never paid dividends on its common stock and does not anticipate it will do so in the foreseeable future. The Company is presently restricted from paying dividends under a loan agreement governing its secured bank credit facility.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the Exchange
Act) requires each director and executive officer of the Company, and each person who owns more than 10% of a registered class of the Company's equity securities to file by specific dates with the Securities and Exchange Commission
(SEC) initial reports of ownership and reports of change in ownership of the common stock of the Company. Officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company is required to report in this report any failure of its directors and executive officers to file by the relevant due date any of these reports during the Company's fiscal year.

To management's knowledge, Thomas D. Overton was one day late in filing his initial statement of beneficial ownership reporting his appointment as a director of the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS


FINANCIAL CONDITION


MaxServ finished 1996 in solid financial position including cash of $2.2 million, working capital of $3.1 million, no long-term debt and fully available $4 million revolving working capital loan facility and $3 million equipment financing facility.

Operations in 1996 generated cash of $4.3 million, after the net liquidation of $2.1 million of accounts payable primarily associated with capital additions incurred late in 1995. The favorable collection of accounts receivable in generally less than 30 days, coupled with depreciation of substantial technology equipment generally over only three years, produces relatively high cash flows from operations compared to net income. The ratio of cash generated by operations to net income increased in 1996 to 4:1 compared to 3:1 in 1995.

Cash from operations and periodic borrowings under the Company's revolving working capital loan facility enabled MaxServ to make capital investments of $3.9 million during 1996, following $9.6 million in 1995, continuing to enhance operating capability and service capacity without incurring long-term debt.

The year-long integration of the large additions to the Company's business and facilities obtained from Sears in the second half of 1995 is complete and the associated operating inefficiencies, personnel resource demands and technology and capacity requirements that severely affected MaxServ's liquidity and operating performance during most of 1996 are not expected to recur. Management believes the substantial investments made during the past 18 months for productivity and capacity increases, coupled with valuable personnel and experience gains, position MaxServ to competitively benefit from the general trend of domestic corporations to concentrate on their core businesses and streamline ancillary in-house services through outsourcing. Leveraging the Company's additional resources to expand and diversify its customer base and service offerings is a realistic objective. During 1996, revenue from customers other than Sears increased 36% over the same period a year ago, continuing the progress made during 1995 when such revenue rose 130% for the year.

The Company has a dominant long-term outsource position with Sears, the largest domestic retailer and servicer of household products, providing repair diagnostic assistance, product information support, technician logistics support and telemarketing sales of replacement parts. While the Company derives over 90% of its revenue and margin from such services and its results of operations would be adversely affected should Sears materially diminish the service relationship, management believes MaxServ's performance history, Sears' commanding market presence, the associated long-term service contracts with remaining terms of four and nine years, and Sears' ownership interest, combine to provide a sound long-term operating and financial foundation.

Effective for calendar 1996, MaxServ sought and received price increases for certain services provided to Sears, particularly telemarketing sales of replacement parts. The improved pricing is anticipated to generate additional aggregate annual revenue in excess of $4 million. Price increases were also obtained for services provided to certain other customers. Management believes these price increases were achieved by providing added value to its customers through improved service delivery, information and solutions.

Management believes continuing operations and the bank credit agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements and pursue moderate growth through 1997. Management expects to renew the bank credit agreement on no less favorable terms than the existing agreement prior to its expiration in September 1996. Although there can be no assurance, management also believes it can obtain the necessary resources to fund desirable acquisition or growth opportunities should any arise.


RESULTS OF OPERATIONS


Fiscal 1996 marked the first full year of providing telemarketing services for replacement parts and repair technician logistic services, which coupled with growth in virtually all previously offered information services, resulted in a 65% increase in service fees to $52.6 million and doubled the call volume to
22.2 million. The telemarketing and technician logistic services generated 1996 fees of $29.4 from 17 million calls representing 81% and 88% of the Company's incremental service fees and call volume compared to the prior year. Information services provided directly to consumers were the primary diagnostic service contributors to overall revenue growth by expanding 39% to $10.4 million, or 14% of MaxServ's 1996 service fees increase, based on a 37% increase in call volume. Effective for calendar 1996, price increases for certain services under long-term contracts contributed 13% of the overall revenue gain.

The Company's gross service margin decreased $569,000 to 9% of service fees in 1996 compared to 17 % in 1995. The very large additions to MaxServ's business and facilities associated with the telemarketing and technician logistic services during the latter part of 1995 required substantial technology and capacity enhancements and placed tremendous demands on the Company's management and technical staff. The process of effectively integrating these services, balancing personnel levels with call volume, improving personnel productivity and upgrading information delivery systems across four service centers proved to be very expensive early in 1996. The Company's gross service margin was $712,000, or 3% of service fees, for the first six-month period. When these efforts were substantially completed during the third quarter, the Company began to realize significant performance gains producing a gross service margin of $4.2 million, or 15% of service fees, for the last half of 1996. While the previously mentioned price increases were the largest contributor to the second half gross service margin improvement, the productivity and cost reduction achievements were major factors.

To a lesser degree, the lower per call fee arrangements associated with the high volume telemarketing and technician logistic services, as compared to the Company's diagnostic services, also contributed to MaxServ's lower overall gross service margin ratio for 1996 relative to both 1995 and the historical trend.

Although selling, general and administrative expenses have increased, such costs continue to decrease as a percentage of service fees to 7% for 1996 compared to 10% for the preceding year. This improved overhead leverage reflects the ability of the Company's administrative support structure to absorb significant growth and management's continuing efforts to control such costs.

The Company's effective income tax rate of 30% for 1996 reflected a reduction of the deferred tax asset valuation allowance based on management's assessment that uncertainties have diminished regarding the likelihood of generating future taxable income to realize the temporary differences that comprise the deferred tax asset.

The weighted average shares and equivalents outstanding for 1996 used in the per share computations increased primarily due to the issuance of 3.3 million shares of common stock associated with the transaction with Sears in December 1994. The additional weighted average shares outstanding for the full year had the effect of reducing the income per share amount by $.02 for 1996 compared to 1995.


ITEM 7.  FINANCIAL STATEMENTS


The Financial Statements are set forth in this Annual Report on Form 10-KSB commencing on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III

The information required by Part III of this Annual Report on Form 10-KSB is incorporated by reference from the Company's Definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after May 31, 1996.

                                     PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K


 (a)     Exhibits

         3.1      Certificate of Incorporation (10)

         3.2      Bylaws, as amended (16)

         4.1 Amended and Restated Convertible Note and Common Stock Purchase Agreement between Sunwestern Investment Fund, Sunwestern Capital Corporation, Sunwestern Investment
                  Fund II, Sunwestern Investment Company, Ltd. and Primefax, Inc. dated April 30, 1986 (1)

         4.2 Amendment to Amended and Restated Convertible Note and Common Stock Purchase Agreement dated October 10, 1989 (3)

         4.3      1988 Stock Option Plan (2)

         4.4      1994 Stock Option Plan (10)

         4.5 Registration Rights Agreement between Primefax, Inc. and Renaissance Capital Partners, Ltd. dated May 23, 1991 (4)

         4.6 Stock Purchase Agreement dated as of May 20, 1993 between MaxServ, Inc. and Sears, Roebuck and Co. (5)

         4.7 Registration Rights Agreement dated as of May 20, 1993 between MaxServ, Inc. and Sears, Roebuck and Co. (5)

         4.8 Stock Purchase Agreement, dated as of December 29, 1994, between MaxServ, Inc. and Sears, Roebuck and Co. (13)

         4.9 First Amendment to the Registration Rights Agreement, dated as of December 29, 1994 between MaxServ, Inc. and Sears, Roebuck and Co. (13)

         10.1 Employment Agreement between Charles F. Bayless and Primefax, Inc. (4)

         10.2 Amended Employment Agreement between Charles F. Bayless and MaxServ, Inc. (11)

         10.3 Employment Agreement between Thomas W. O'Brien and Primefax, Inc. (4)

         10.4 Amended Employment Agreement between Thomas W. O'Brien and MaxServ, Inc. (11)

         10.5 Office Lease Agreement with Thomas L. Pribil dated November 2, 1992 (8)

         10.6 Office Lease Agreement with 80 Broad Street Realty Trust dated December 4, 1992 (8)

         10.7 Service Agreement dated as of May 20, 1993 between MaxServ, Inc. and Sears, Roebuck and Co. (7)

         10.8 Parts Service Agreement, dated as of December 29, 1994, between MaxServ, Inc. and Sears, Roebuck and Co. (15)

         10.9 Bill of Sale, dated as of December 29, 1994, between MaxServ, Inc. and Sears, Roebuck and Co. (14)

         10.10 Fourth Addendum to Office Lease Agreement with 80 Broad Street Realty Trust dated December 6, 1993 (9)

         10.11 Assignment and Assumption Agreement, dated as of December 29, 1994, between MaxServ, Inc. and Sears, Roebuck and Co. and related Lease, as supplemented, between Sears, Roebuck and Co. and GB&M Westgate Venture (14)

         10.12 Assignment and Assumption Agreement, dated as of December 29, 1994, between MaxServ, Inc. and Sears, Roebuck and Co. and related Lease, as amended, between Sears, Roebuck and Co.
                  and Pioneer Trust Company of Arizona, Trustee (14)

         10.13 Agreement Regarding Compensation of Outside Director and related Stock Option Agreement, each dated March 9, 1993, between MaxServ, Inc. and Stephen Keane (6)

         10.14 Agreement Regarding Compensation of Outside Director and related Stock Option Agreement, each dated March 9, 1993, between MaxServ, Inc. and Nat Turner (6)

         10.15 Loan Agreement, dated April 29, 1994, and related loan documents with Texas Commerce Bank National Association (12)

         10.16 First and Second Amendments to Loan Agreement, dated February 17, 1995, with Texas Commerce Bank National Association (16)

         10.17 Amendment Agreement (amending the Parts Service Agreement) among Sears, Roebuck and Co. and MaxServ, Inc., dated January 31, 1996. Confidential treatment has been requested for specific portions of this document.(17)

         10.18 Amendment Agreement (amending the Service Agreement) among Sears, Roebuck and Co. and MaxServ, Inc., dated January 31, 1996. Confidential treatment has been requested for specific portions of this document.(17)

         23       Consent of Price Waterhouse LLP.(18)

         24 Powers of attorney to sign amendments to this report. Reference is made to the signature pages of this report.



            (1) Contained in Exhibits to the Annual Report on Form 10-K for the fiscal year ended May 31, 1986, as filed with the Securities and Exchange Commission on August 27, 1986.
            (2) Contained in Exhibits to the Annual Report on Form 10-K for the fiscal year ended May 31, 1989, as filed with the Securities and Exchange Commission on August 25, 1989.
            (3) Contained in Exhibits to the Annual Report on Form 10-K for the fiscal year ended May 31, 1990, as filed with the Securities and Exchange Commission on August 24, 1990.
            (4) Contained in Exhibits to the Annual Report on Form 10-K for the fiscal year ended May 31, 1991, as filed with the Securities and Exchange Commission on August 27, 1991.
            (5) Contained in Exhibits to Schedule 13 D filed by Sears, Roebuck and Co. (SEC File No. 1-416), as filed with the Securities and Exchange Commission on June 1, 1993.
            (6) Contained in Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 1993.
            (7) Contained in Exhibits to the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 4, 1993.
            (8) Contained in Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1993, as filed with the Securities and Exchange Commission on August 30, 1993.
            (9) Contained in Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended November 30, 1993, as filed with the Securities and Exchange Commission on January 14, 1994.
           (10) Contained in Exhibits to the Proxy Statement dated April 1, 1994 for the special meeting of shareholders held on April 29, 1994, as filed with the Securities and Exchange Commission on March 31, 1994.
           (11)      Contained in Exhibits to the Registration Statement on
                     Form S-8 (No. 33-82096), as filed with the Securities and Exchange Commission on July 27, 1994.

           (12) Contained in Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1994, as filed with the Securities and Exchange Commission on August 29, 1994.
           (13) Contained in Exhibits to Amendment No. 4 to Schedule 13D of Sears, Roebuck and Co. (SEC File No. 1-416) dated January 4, 1995.
           (14) Contained in Exhibits to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 10, 1995.
           (15) Contained in Exhibits to the Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on March 6, 1995.
           (16) Contained in Exhibits to the Annual Report on Form 10-KSB for the fiscal year ended May 31, 1995, as filed with the Securities and Exchange Commission on August 29, 1995.
           (17) Contained in Exhibits to the Quarterly Report on Form 10-QSB for the quarter ended February 29, 1996, as filed with the Securities and Exchange Commission on April 15, 1996.
           (18)      Filed herewith.

(b)   Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended May 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized:

MAXSERV, INC.



By:      CHARLES F. BAYLESS
         Charles F. Bayless
         President and Chief Executive Officer

Date:  August 26, 1996

Each person whose signature appears below authorizes Charles F. Bayless and Neil
A. Johnson, or either of them, each of whom may act without joinder of the other, to execute in the name of each such person who is then an officer or director of the Registrant and to file any amendments to this annual report on Form 10-KSB necessary or advisable to enable the Registrant to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, which amendments may make such changes in such report as such attorney-in-fact may deem appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated:

               Signature                           Title                                     Date
CHARLES F. BAYLESS                         President and Director                      August 26, 1996
- -----------------------------------------  (Principal Executive Officer)
Charles F. Bayless

NEIL A. JOHNSON                            Senior Vice President, Finance,              August 26, 1996
- -----------------------------------------  Treasurer and Secretary
Neil A. Johnson                            (Principal Financial and
                                           Accounting Officer)


NATHANIEL P. TURNER                        Director                                     August 26, 1996
- -----------------------------------------
Nathaniel P. Turner

JAMES F. LEARY                             Director                                     August 26, 1996
- -----------------------------------------
James F. Leary

STEPHEN J. KEANE                           Director                                     August 26, 1996
- -----------------------------------------
Stephen J. Keane

DANIEL A. MIHALOVICH                       Director                                     August 26, 1996
- -----------------------------------------
Daniel A. Mihalovich

THOMAS D. OVERTON                          Director                                     August 26, 1996
- -----------------------------------------
Thomas D. Overton

PATRICK A. RIVELLI                         Director                                     August 26, 1996
- -----------------------------------------
Patrick A. Rivelli

                          INDEX TO FINANCIAL STATEMENTS



                                                               Page


Report of Independent Accountants                               F-2

Statement of Income for the years ended
     May 31, 1996, 1995 and 1994                                F-3

Balance Sheet at May 31, 1996 and 1995                          F-4

Statement of Cash Flows for the years ended
     May 31, 1996, 1995 and 1994                                F-5

Statement of Changes in Stockholders'
     Equity for the years ended May 31,
     1996, 1995 and 1994                                        F-6

Notes to Financial Statements                                   F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and
   Stockholders of MaxServ, Inc.

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MaxServ, Inc. at May 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for income taxes in fiscal 1994.



Price Waterhouse LLP
Austin, Texas
June 25, 1996

MAXSERV, INC.
STATEMENT OF INCOME
- -------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                                     Years Ended May 31,

                                                                         1996               1995               1994
                                                                   --------------     --------------    --------------
Service fees                                                           $ 52,571          $ 31,841           $ 15,699

Cost of services provided                                                47,622            26,323             12,169
                                                                   ---------------    --------------     --------------

Service margin                                                            4,949             5,518              3,530

Selling, general and administrative expenses                              3,445             3,169              2,218

Interest income (expense)                                                    41                49               (130)
                                                                   ---------------    --------------     --------------

Income before taxes and change in accounting                              1,545             2,398              1,182

   Provision for income taxes                                               463               751                472
                                                                   ---------------    --------------     --------------

Income before change in accounting                                        1,082             1,647                710

Cumulative effect of change in accounting for income taxes                  --                --                 735
                                                                   ---------------    --------------     --------------

   Net income                                                            $1,082            $1,647             $1,445
                                                                   ===============    ==============     ==============
Net income per share and equivalents:

Primary:
   Before change in accounting                                            $0.10             $0.18              $0.10
   Cumulative effect of change in accounting                              --                --                  0.11
                                                                   ---------------    --------------     --------------
   Net income                                                             $0.10             $0.18              $0.21
                                                                   ===============    ==============     ==============

   Weighted average shares and equivalents                               11,234            9,307              7,012

Fully diluted:
   Before change in accounting                                            $0.10             $0.18              $0.10
   Cumulative effect of change in accounting                              --                --                  0.09
                                                                   ---------------    --------------     --------------
   Net income                                                             $0.10             $0.18              $0.19
                                                                   ===============    ==============     ==============

   Weighted average shares and equivalents                               11,234            9,307              7,950


MAXSERV, INC.
BALANCE SHEET
- -------------------------------------------------------------------------------
(in thousands)

                                                           May 31,

                                                   1996             1995
                                            ---------------    ---------------
                   ASSETS
Current assets:
   Cash and cash equivalents                     $2,234            $2,097
   Accounts receivable                            5,172             4,279
   Deferred tax asset                               407               106
   Prepaid expenses and other                       222               486
                                            ---------------    ---------------
     Total current assets                         8,035             6,968

Property and equipment                           11,046            11,068
Intangible asset                                  1,514             1,893
Deferred tax asset                                1,018             1,097
Other assets                                         47               168
                                            ---------------    ---------------

                                                $21,660           $21,194
                                            ===============    ===============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                             $ 1,328           $ 3,431
   Accrued compensation                           1,785             1,245
   Accrued expenses                               1,083               431
   Income taxes payable                             663                12
   Current installments of long-term debt            61               273
                                            ---------------    ---------------
     Total current liabilities                    4,920             5,392

Notes and capital lease obligations, less
   current installments                             --                167
                                            ---------------    ---------------
     Total liabilities                            4,920             5,559
                                            ---------------    ---------------

Stockholders' equity:
   Common stock, $.01 par value; 25,000
     shares authorized; 10,899 and 10,869
     issued and outstanding at May 31,
     1996 and 1995                                  109               109
   Additional paid-in capital                    18,106            18,083
   Accumulated deficit                           (1,475)           (2,557)
                                            ---------------    ---------------
     Total stockholders' equity                  16,740            15,635
                                            ---------------    ---------------

                                                $21,660           $21,194
                                            ===============    ===============

MAXSERV, INC.
STATEMENT OF CASH FLOWS
- ------------------------------------------------------------------------------
(in thousands)

                                                                              Years Ended May 31,
                                                                     1996               1995               1994
                                                                ---------------    ---------------    ---------------
Operating activities:
  Net income                                                         $1,082             $1,647             $1,445
  Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation and amortization                                   4,372              2,105              1,235
      Deferred income taxes                                            (222)               530               (633)
      Changes in operating assets and liabilities:
       Accounts receivable                                             (893)            (2,373)              (761)
       Prepaid and other assets                                         270               (443)               (64)
       Accounts payable                                              (2,103)             2,964                379
       Accrued compensation and expenses                              1,161                777                366
       Income taxes payable                                             651               (311)               292
       Other                                                            (15)               (88)               105
                                                                ---------------    ---------------    ---------------
    Cash provided by operating activities                             4,303              4,808              2,364
                                                                ---------------    ---------------    ---------------

Investing activities:
  Purchase of property and equipment                                 (3,810)            (8,398)            (1,731)
                                                                ---------------    ---------------    ---------------

Financing activities:
  Proceeds from issuance of notes payable                              --                  235                 44
  Payments on notes and capital leases                                 (379)              (325)              (230)
  Proceeds from issuance of common stock                                 23              4,185                 20
                                                                ---------------    ---------------    ---------------
    Cash provided by (used in) financing activities                    (356)             4,095               (166)
                                                                ---------------    ---------------    ---------------

Increase in cash and cash equivalents                                   137                505                467
Cash and cash equivalents at the beginning of the year                2,097              1,592              1,125
                                                                ---------------    ---------------    ---------------

Cash and cash equivalents at the end of the year                     $2,234             $2,097             $1,592
                                                                ===============    ===============    ===============

Supplemental cash flow information
  Cash paid for:
    Income taxes                                                     $  --                $797                $80
    Interest                                                            85                  57                170
  Non-cash investing and financing activities:
    Issuance of capital lease obligations                               --                 --                  67
    Issuance of stock for convertible debt                              --                 --                 800
    Issuance of warrants for services                                   --                  50                --
    Issuance of common stock for assets                                 --               2,323                --

MAXSERV, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
- -------------------------------------------------------------------------------
(in thousands)

                                                     Common Stock
                                         -------------------------------------
                                              Number                            Additional                           Total
                                                of                                Paid-in         Accumulated      Stockholders'
                                              Shares             Amount           Capital           Deficit           Equity
                                         ----------------    -------------    --------------    --------------   --------------
Balance at May 31, 1993                       6,400                $ 64           $ 10,810         $ (5,649)         $ 5,225
  Conversion of notes payable                 1,067                  11                749                               760
  Exercise of stock options                      20                 --                  19                                19
  Net income                                                                                          1,445            1,445
                                         ----------------    -------------     -------------    --------------    -------------
Balance at May 31, 1994                       7,487                  75             11,578           (4,204)            7,449
  Proceeds from issuance of stock             3,333                  33              6,382                              6,415
  Exercise of stock options                      49                   1                 41                                 42
  Issuance of stock options and warrants                                                82                                 82
  Net income                                                                                          1,647             1,647
                                         ----------------    -------------     -------------    --------------    -------------
Balance at May 31, 1995                      10,869                 109             18,083           (2,557)           15,635
  Exercise of stock options                      30                 --                  23                                 23
  Net income                                                                                          1,082             1,082
                                         ----------------    -------------     -------------    --------------    -------------
Balance at May 31, 1996                      10,899               $ 109           $ 18,106         $ (1,475)         $ 16,740
                                         ================    =============     =============    ==============    =============

MAXSERV, INC.
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------



1.  THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

MaxServ, Inc. is an information services company for household products providing diagnostic assistance and support to technicians and consumers involved with the installation, repair, care and operation of appliances, personal computers, entertainment and other electronic products, heating and air conditioning systems, and lawn and garden equipment. MaxServ also provides telemarketing services for replacement parts and accessories covering all major home products, service order reservations and logistical support services for its customers. The Company's information products and services include in-bound and out-bound telephone services, systems consulting, design and development for network centric environments and electronic publishing. MaxServ delivers its services throughout the United States and Canada, primarily via four manned telephone support centers in Alabama, Arizona and Texas, utilizing advanced technology and telecommunications systems.

STATEMENT PRESENTATION: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from the estimates.

Certain reclassifications have been made to conform with current year presentation.

REVENUE RECOGNITION: Revenue from customer service agreements is recognized as earned based on the type and volume of inbound telephone and electronic inquiries and on a percentage of customer sales.

INCOME TAXES: The cumulative effect of adopting Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, was recognized in 1994.

NET INCOME PER SHARE AND EQUIVALENTS: Net income per share is based on the weighted average number of common shares and dilutive common share equivalents each year. Common share equivalents include outstanding stock options and warrants.

FINANCIAL INSTRUMENTS: The reported amounts of assets and liabilities representing contractual rights or obligations to receive or deliver cash are stated at fair value. Cash equivalents are highly liquid investments with original maturities of three months or less.

LONG-LIVED ASSETS: Property and equipment are stated at cost less accumulated depreciation. Equipment under capital lease is stated at the present value of future minimum lease payments at the inception of the lease. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets which range from three to seven years. Leasehold improvements are amortized over the shorter of the life of the asset or the related lease term. Maintenance and repairs are expensed as incurred.

Costs incurred in the development of internal database and network software systems are capitalized not to ex ceed the net realizable value of the asset. These costs are amortized using the straight-line method over an estimated useful life of three to five years.

The intangible asset reflects the remaining value of a long-term service and information access agreement and is amortized on a straight-line basis over the term of the agreement which extends through 2000.

The Company does not expect compliance in 1997 with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, to have a material effect on reported amounts.


STOCK OPTION PLANS: Compensation expense is recognized for options issued under stock option plans equal to the difference between the option price and the market price

MAXSERV, INC.
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

on the date of grant. The Company does not expect to adopt the optional fair value based method established by Statement of Financial Accounting Standards No. 123, Accounting for Stock- Based Compensation. As permitted by the Statement, the Company anticipates disclosing the pro forma effect on net income and net income per share under the fair value method beginning in 1997.

2.  RELATED PARTY TRANSACTIONS

In 1995, MaxServ issued 3.3 million shares of the Company's common stock in exchange for a ten year agreement for telemarketing services for replacement parts to Sears, Roebuck and Co. consumer and commercial customers and for logistical support needs of Sears' repair technicians, the assumption of call center operating facilities, selected operating assets valued at $1.2 million and cash of $4.5 million. The transaction was accounted for as assets transferred between parties under common control with the Company recording the value of the assets received generally at the transferor's book value. Coupled with common stock previously issued to Sears, principally in exchange for a seven year service and information access agreement in 1993, Sears' ownership of MaxServ's outstanding common stock increased to 65% upon closing of the transaction.

For 1996, 1995, and 1994, approximately 93%, 92%, and 92% of the Company's service revenues were derived from Sears. Pricing for services under the two long-term service contracts with Sears are generally reviewed annually and are adjusted as agreed by both companies. Accounts receivable with Sears at May 31, 1996 and 1995 totaled $4.8 million and $3.7 million, or 93% and 87% of total accounts receivable. These accounts were paid in accordance with the terms of the service agreements.

3.  PROPERTY AND EQUIPMENT

Property and equipment at May 31, consists of the following:

 (In thousands)                              1996         1995
                                        -------------------------
Telecommunication and computer
equipment and software                    $ 15,186    $ 11,450
Furniture and office equipment               2,064       2,117
Leasehold improvements                       1,047         935
                                        -------------------------
                                            18,297      14,502
Less accumulated depreciation                7,251       3,434
                                        -------------------------
                                           $11,046     $11,068
                                        =========================

Software development costs for internal database and network systems capitalized during 1995 and 1994 were $299,000 and $64,000. No software development costs were capitalized during 1996.

Depreciation and amortization of property and equipment for 1996, 1995 and 1994 was $4 million, $1.7 million, and $849,000, including amortization of software development costs of $137,000, $37,000 and $15,000.

4.  LEASES

The Company leases office space, office and computer equipment and software under noncancellable operating and capital lease agreements. Rent expense under operating leases totaled $2 million, $1.5 million, and $777,000 for 1996, 1995 and 1994. Included in property and equipment at May 31 are the following capital lease amounts:


(In thousands)                              1996         1995
                                        --------------------------
Computer equipment and software            $ 231        $ 737
Less accumulated amortization                151          416
                                        --------------------------
                                            $ 80        $ 321
                                        ==========================


Amortization of capital lease assets was $48,000, $167,000, and $146,000, for 1996, 1995 and 1994.

MAXSERV, INC.
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

Future minimum payments under operating and capital leases are as follows:

                                     Operating    Capital Leases
(In thousands)                        Leases
                                  ------------------------------
Year ending May 31:
    1997                               $2,027         $61
    1998                                1,849          --
    1999                                  902          --
    2000                                  626          --
    2001                                  517          --
    Thereafter                          1,250          --
                                  ------------------------------
                                      $ 7,171         $61
                                  ==============================




5.  FINANCING AGREEMENT AND NOTES PAYABLE

The Company maintains a secured bank credit agreement providing up to $4 million for revolving working capital loans and $3 million for equipment financing, expiring in September 1996. Amounts available under the revolving loans are based on eligible accounts receivable, bear interest at the bank's prime commercial lending rate and are secured by accounts receivable. The equipment financing facility provides for financing of 80% and 50% of the purchase price of new and used equipment, with interest at one-half of a percent over the bank's prime rate, payable over 36 months, and are secured by the equipment financed.

The credit agreement contains various covenants and provides for the maintenance of a minimum amount of tangible net worth and certain financial ratios including working capital, indebtedness to tangible net worth and cash flow coverage, as defined. Other covenants limit new indebtedness and restrict the payment of cash dividends or other property distributions to stockholders and consolidating, terminating or liquidating transactions.

At May 31, 1996, no amounts were outstanding under the credit agreement and the Company was in compliance with all covenants.


6.  INCOME TAXES

The provision for income taxes consists of the following:

 (In thousands)                        1996     1995     1994
                                    -----------------------------
Current federal                       $ 535    $ 165     $ 300
Deferred federal                       (140)     474       102
State                                    68      112        70
                                    -----------------------------
                                      $ 463    $ 751     $ 472
                                    -----------------------------




Reconciliation of income taxes computed at the federal statutory rates:

 (In thousands)                        1996     1995      1994
                                    -----------------------------
Provision at 34%                      $ 525    $ 815     $ 402
State taxes                              44       95        70
Change in valuation allowance          (100)    (131)       --
Other                                    (6)     (28)       --
                                    =============================
                                      $ 463    $ 751     $ 472
                                    =============================
Effective tax rate                      30%      31%       40%
                                    =============================




Deferred tax assets and liabilities at May 31, 1996 and 1995 are comprised of the following:

 (In thousands)                              1996        1995
                                         -----------------------
Deferred tax assets:
Service contract                           $ 1,684     $ 1,800
Net operating loss                             952       1,106
Expenses not yet deductible                    487         133
                                         -----------------------
                                             3,123       3,039
                                         -----------------------
Deferred tax liabilities:
Depreciation and amortization                 (474)       (439)
Capitalized software                           (84)       (159)
Other                                          (80)        (78)
                                         -----------------------
                                              (638)       (676)
Valuation allowance                         (1,060)     (1,160)
                                         -----------------------
Net deferred tax asset                     $ 1,425     $ 1,203
                                         -----------------------

MAXSERV, INC.
NOTES TO FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

For income tax purposes, the 1995 transaction with Sears was accounted for using the fair market value of the stock issued. This valuation resulted in a significant intangible asset for tax purposes which is deductible in the Company's income tax returns over 15 years. Accordingly, a deferred income tax asset reflecting the income tax effect of the temporary basis difference between the book and tax valuation was recognized as part of the value of the stock issued for financial statement purposes.

At May 31, 1996, the Company had a federal income tax loss carryforward of $2.8 million, limited to $454,000 a year through its expiration in 2002.

The deferred income tax asset valuation allowance provides for uncertainties related to the Company's ability to fully realize the deferred income tax assets.

7.  STOCK OPTIONS AND WARRANTS

STOCK OPTIONS: The Company has various plans providing for incentive and non-qualified stock options to employees, directors and others. Generally, options vest over a period up to three years, expire ten years from the date of grant and are issued at fair market price. Non- employee participants may be granted only non-qualified stock options and options granted to outside directors will be equal to 100% of the fair market value of the common stock at the date of grant. Compensation expense recognized for non-qualified options granted below fair market price has not been significant.

The Company has reserved 2.1 million shares for issuance under the plans. At May 31, 1996, options to purchase 1.2 million shares were outstanding, 848,000 were exercisable, and 871,000 were available for future grants.

Following is a summary of stock option activity:

                                       Number       Price per
(in thousands, except price          of Shares        Share
    per share)                     ------------------------------
Outstanding at May 31, 1993              487       $.60 - $1.50
    Granted                              142        1.06 - 5.00
    Canceled                              (1)               .85
    Exercised                            (20)        .80 - 1.06
                                   ------------------------------

Outstanding at May 31, 1994              608         .60 - 5.00
    Granted                              226        4.07 - 4.37
    Canceled
    Exercised                            (48)        .60 - 4.12
                                   ------------------------------

Outstanding at May 31, 1995              786         .60 - 5.00
    Granted                              469        2.76 - 3.41
    Canceled                             (29)       3.41 - 4.12
    Exercised                            (30)        .60 - 1.06
                                   ------------------------------

Outstanding at May 31, 1996            1,196       $.60 - $5.00
                                   ------------------------------




STOCK WARRANTS: In connection with the 1995 transaction with Sears, warrants to purchase 50,000 shares of common stock were issued to an investment banking firm as partial consideration for advisory services provided to the Company. The warrants were valued at $1.00 each at issuance, are exercisable at $4.50 per share and expire in 1999. Expenses of $407,000 incurred in connection with the stock transaction, including the issue value of the warrants, were charged to stockholders' equity.

8.  401(k) SAVINGS PLAN

The Board of Directors adopted a 401(k) Savings Plan effective July 1, 1994. The Plan allows eligible employees to allocate up to 15% of salary to the Plan. Qualified matching contributions, provided by the Company, vest to employees over five years of continuous employment. The Company's matching contributions to the Plan were $83,000 and $47,000 in 1996 and 1995.

                                  EXHIBIT INDEX


        Exhibit
          No.
        ------
          23      Consent of Price Waterhouse LLP

          27      Financial Data Schedule