Form 10-Q
period 1996-08-31
MAXSERV INC
filed 1996-10-04
CIK 720476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


(MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1996

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
       EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM       TO
                                      -----    -----
Commission file number:  0-12544

                                MAXSERV, INC.
--------------------------------------------------------------------------------
           (Exact name of Registrant as specified in its charter)



          DELAWARE                                            74-2707626
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
 incorporation or organization)

8317 CROSS PARK DRIVE, AUSTIN, TEXAS  78754
----------------------------------------------------
(Address of principal executive offices)


(512) 834-8341
----------------------------------------------------
(Registrant's telephone number, including area code)



----------------------------------------------------
(Former name, former address and former fiscal, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to
such filing requirements for the past 90 days.  YES [X] NO [   ]


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  YES [   ]  NO [   ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. The number of shares of common stock outstanding as of August 31, 1996 was 10,922,506.

                                FORM 10-Q INDEX


PART I.       FINANCIAL INFORMATION

              Item 1.       Condensed Financial Statements

                            Condensed Balance Sheet as of August 31, 1996 and May 31, 1996    . . . . . . . . . . . . . 3

                            Condensed Statement of Income for the three months ended
                                   August 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                            Condensed Statement of Cash Flows for the three months ended
                                   August 31, 1996 and 1995   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                            Notes to Condensed Financial Statements   . . . . . . . . . . . . . . . . . . . . . . . . . 6

              Item 2.       Management's Discussion and Analysis of Financial Condition
                                   and Results of Operations    . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7

PART II.      OTHER INFORMATION

              ITEM 1.       Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

              ITEM 2.       Changes in Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

              ITEM 3.       Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

              ITEM 4.       Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . 9

              ITEM 5.       Other Information   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

              ITEM 6.       Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

                         PART I - FINANCIAL INFORMATION

Item 1.      CONDENSED FINANCIAL STATEMENTS





MAXSERV, INC.
CONDENSED BALANCE SHEET
-------------------------------------------------------------------------------
(Unaudited, in thousands)


                                                                                    AUGUST 31,         MAY 31,
                                      ASSETS                                           1996             1996
                                                                                    ----------      ----------
Current assets:
       Cash and cash equivalents                                                    $ 3,393          $ 2,234
       Accounts receivable                                                            5,562            5,172
       Deferred tax asset                                                               475              407
       Prepaid expenses and other                                                       231              222
                                                                                    -------          -------
            Total current assets                                                      9,661            8,035

Property and equipment                                                               10,656           11,046
Intangible asset                                                                      1,420            1,514
Deferred tax asset                                                                      929            1,018
Other assets                                                                            110               47
                                                                                    -------          -------
                                                                                    $22,776          $21,660
                                                                                    =======          =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Accounts payable                                                             $   579          $ 1,328
       Accrued compensation                                                           2,545            1,785
       Accrued expenses                                                               1,285            1,083
       Income taxes payable                                                             644              663
       Notes and capital lease obligations                                               35               61
                                                                                    -------          -------
       Total current liabilities                                                      5,088            4,920

Stockholders' equity:
       Common stock, $.01 par value; 25,000 shares authorized;
              10,923 and 10,899 issued and outstanding at
              August 31, 1996 and May 31, 1996                                           109             109
       Additional paid-in capital                                                     18,169          18,106
       Accumulated deficit                                                              (590)         (1,475)
                                                                                     -------         -------
            Total stockholders' equity                                                17,688          16,740
                                                                                     -------         -------
                                                                                     $22,776         $21,660
                                                                                     =======         =======

MAXSERV, INC.
CONDENSED STATEMENT OF INCOME
-------------------------------------------------------------------------------
(Unaudited, in thousands except per share amounts)


                                                                                  THREE MONTHS ENDED
                                                                                      AUGUST 31,
                                                                                 1996            1995
                                                                               ----------     ---------
Service fees                                                                   $   14,814     $  13,228
Cost of services                                                                   12,395        12,380
                                                                               ----------     ---------
Service margin                                                                      2,419           848
Selling, general and administrative expenses                                        1,023           783
Interest income (expense)                                                              29           (13)
                                                                               ----------     ---------
Income before income taxes                                                          1,425            52
Provision for income taxes                                                            541            19
                                                                               ----------     ---------
Net income                                                                     $      884     $      33
                                                                               ==========     =========
Net income per share and equivalents:
       Primary                                                                 $      .08     $      --
                                                                               ==========     =========
       Fully diluted                                                           $      .08     $      --
                                                                               ==========     =========
       Weighted average shares and equivalents outstanding                         11,365        11,242
                                                                               ==========     =========

MAXSERV, INC.
CONDENSED STATEMENT OF CASH FLOWS
-------------------------------------------------------------------------------
(Unaudited, in thousands)


                                                                                      Three Months Ended
                                                                                          August 31,
                                                                                      1996          1995
                                                                                    ---------     --------
Operating activities:
       Net income                                                                     $  884        $   33
       Adjustments to reconcile net income to net cash provided
        by operating activities:
             Depreciation and amortization                                             1,226         1,027
             Deferred income taxes                                                        21            19
             Changes in operating assets and liabilities:
               Accounts receivable                                                      (390)         (479)
               Prepaid and other                                                         (91)          307
               Accounts payable                                                         (749)       (2,315)
               Accrued compensation and expenses                                         962           389
                                                                                      ------        ------
                    Cash provided by operating activities                              1,863        (1,019)
                                                                                      ------        ------
Investing activities:
       Purchase of property and equipment                                               (715)       (1,188)
                                                                                      ------        ------
Financing activities:
       Revolving working capital borrowings                                               --           300
       Payments on notes and capital leases                                              (26)          (84)
       Proceeds from issuance of common stock                                             37            10
                                                                                      ------        ------
                  Cash provided by financing activities                                   11           226
                                                                                      ------        ------
Increase (decrease) in cash and cash equivalents                                       1,159        (1,981)
Cash and cash equivalents at the beginning of the period                               2,234         2,097
                                                                                      ------        ------
Cash and cash equivalents at the end of the period                                    $3,393        $  116
                                                                                      ======        ======

MAXSERV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
August 31, 1996


1.     THE COMPANY AND BASIS OF PRESENTATION

MaxServ, Inc. is an information services company for household products providing diagnostic assistance and support to technicians and consumers involved with the installation, repair, care and operation of appliances, personal computers, entertainment and other electronic products, heating and air conditioning systems, and lawn and garden equipment. MaxServ also provides telemarketing services for replacement parts and accessories covering all major home products, service order reservations and logistical support services for its customers. The Company's information products and services include in-bound and out-bound telephone services, systems consulting, design and development for network environments and electronic publishing. MaxServ delivers its services throughout the United States and Canada, from four telephone support centers in Alabama, Arizona and Texas, utilizing advanced technology and telecommunications systems.

The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and SEC regulations for interim financial information. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the three months ended August 31, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. These financial statements may contain forward looking information that involve risks and uncertainties and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Beginning June 1, 1996, MaxServ must comply with Statements of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, and No. 123, Accounting for Stock Based Compensation. The Company does not expect compliance in 1997 to have a material effect on reported amounts. The Company has elected not to adopt the optional fair value based method for recognizing compensation expense under SFAS No. 123.

2.     RELATED PARTY TRANSACTIONS

Sears, Roebuck and Co. owns 64% of the Company's outstanding common stock. For the three months ended August 31, 1996 and 1995, 93% of the Company's service revenues were derived from Sears. Services are provided under two long-term agreements and pricing is generally reviewed annually and adjusted as agreed by both companies. Accounts receivable with Sears at August 31, 1996 and May 31, 1996 totaled $4.9 million and $4.8 million, or 89% and 87% of total accounts receivable. Sears pays its accounts on a timely basis in accordance with the terms of the service agreements.

3.     INCOME TAXES

The effective income tax rate is based on the expected annual rate for federal and state income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains forward looking information that involves risks and uncertainties including business conditions; demand for and acceptance of the Company's services; local, national, and global economic environments; the impact of competitive products and services; the Company's relationship with Sears and other risks detailed from time to time in the Company's SEC reports.

FINANCIAL CONDITION

MaxServ's financial condition continues to be solid with cash of $3.4 million, working capital of $4.6 million, no long- term debt and a fully available $7 million credit facility at August 31, 1996.

Operations for the quarter generated cash of $1.9 million compared to a deficit of $1 million for the same period a year ago when $2.3 million of accounts payable associated with capital additions incurred late in 1995 were liquidated. The favorable collection of accounts receivable in generally less than 30 days, coupled with depreciation of substantial technology equipment over only three years, produces relatively high cash flow from operations compared to net income. Further, the percentage of cash generated by earnings before interest, income taxes, depreciation and amortization (EBITDA) to revenue is improving at 18% for the quarter compared to 8% for the same quarter last year and 11% for all of 1996.

MaxServ continues to internally fund its capital investments as it did in 1996 without incurring long-term debt. Capital investments of $715,000 were made during the first quarter, following $3.8 million during the previous fiscal year, continuing to enhance operating capability and its network service capacity. The Company's rate of return on assets is improving dramatically at 25% for the quarter compared to 2% for the first quarter a year ago and 8% for fiscal 1996.

The Company has a dominant long-term outsource position with Sears, the largest domestic retailer and servicer of household products, providing repair diagnostic assistance, product information support, technician logistics support and telemarketing sales of replacement parts. While the Company derives over 90% of its revenue and margin from such services and its results of operations would be adversely affected should Sears materially diminish the service relationship, management believes MaxServ's performance history, Sears' commanding market presence, the associated long- term service contracts with remaining terms of four and eight years, and Sears' ownership interest, combine to provide a sound long-term operating and financial foundation.

In addition, MaxServ is positioned to competitively benefit from the general trend of domestic corporations to concentrate on their core businesses and streamline ancillary in-house services through outsourcing. Leveraging the Company's resources to grow and diversify its customer base and service offerings to the emerging Home Services market, an industry expanding beyond home product repair to encompass a broader scope of lifestyle services sought by consumers and homeowners nationwide, is a strategic priority. MaxServ's information and systems network capabilities, coupled with key business alliances, should enable the Company to respond to such increasing customer requirements.

Management believes continuing operations and the bank credit agreement will provide sufficient resources to allow the Company to meet its obligations, fund capital requirements and pursue moderate growth through 1997. Management is currently in the process of renewing the bank credit agreement and anticipates no less favorable terms than the existing agreement. Although there can be no assurance, management also believes it can obtain the necessary resources to fund desirable acquisition or growth opportunities should any arise.

RESULTS OF OPERATIONS

Quarter Ended August 31, 1996 Compared to Quarter Ended August 31, 1995

MaxServ increased its service fees 12% to $14.8 million on call volume of 5.9 million. The Company's telemarketing services for replacement parts, representing 43% and 33% of service fees and call volume, generated most of the revenue increase due to higher service prices and improved productivity resulting in higher call volume. Information and diagnostic services provided directly to consumers, particularly regarding personal computers, also increased as a result of service expansion and call volume growth.

The Company's service margin almost tripled to $2.4 million, or 16% of service fees compared to 6%. The previously mentioned productivity achievements for telemarketing services also produced significant cost reductions. Such services required 12% less labor cost per call reflecting the continuing positive impact of the substantial completion, during the third quarter of 1996, of the year long development and implementation of the systems and processes necessary to fully integrate these new and very large services acquired in the last half of 1995.

Although selling, general and administrative expenses have increased, such costs continue to be stable as a percentage of service fees at 7%. Key management personnel are being selectively added to support strategic marketing and growth initiatives.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MAXSERV, INC.
                                   --------------------------------------------
                                   (Registrant)


Date:  October 3, 1996             \s\  NEIL A. JOHNSON
                                   ----------------------
                                   Neil A. Johnson
                                   Senior Vice President, Finance,
                                   Treasurer and Secretary
                                   (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS
EXHIBIT
NUMBER           DESCRIPTION
-------          -----------

27           Financial Data Schedule