Form 10QSB/A
period 1996-02-29
MAXSERV INC
filed 1996-11-08
CIK 720476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                 FORM 10-QSB/A


(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 1996

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _________________ to ______________

COMMISSION FILE NUMBER:  0-12544

                                 MAXSERV, Inc.
      -------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

DELAWARE                                              74-2707626
----------------------------------                    --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

8317 CROSS PARK DRIVE, AUSTIN, TEXAS  78754
-----------------------------------------------------
(Address of principal executive offices)


(512) 834-8341
-----------------------------------
(Issuer's telephone number)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES  /X/   NO  / /

THE NUMBER OF SHARES OF COMMON STOCK OF THE ISSUER OUTSTANDING AS OF FEBRUARY 29, 1996 WAS 10,891,672.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):
YES  / /  NO  /X/

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

           _____________________________________

           *  Filed herewith.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.




                                               MAXSERV, INC.


Date: November 8, 1996                         \s\  NEIL A. JOHNSON
                                               --------------------------------
                                               Neil A. Johnson
                                               Senior Vice President, Finance,
                                               Treasurer and Secretary
                                               (Principal Financial and
                                                Accounting Officer)

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