Form 10-Q
period 1996-11-30
MAXSERV INC
filed 1997-01-14
CIK 720476

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q



(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM           TO
                                   -----------  -----------

Commission file number:  0-12544



                                  MAXSERV, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

DELAWARE                                              74-2707626
-------------------------------                       --------------------------
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

8317 CROSS PARK DRIVE, AUSTIN, TEXAS  78754
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

Yes [X]  No [   ]

The number of shares of common stock outstanding as of November 30, 1996 was 10,926,006.

                                FORM 10-Q INDEX


PART I.   FINANCIAL INFORMATION

          Item 1.   Condensed Financial Statements

                    Condensed Balance Sheet as of November 30, 1996 and May 31, 1996 ...............    3

                    Condensed Statement of Operations for the three months and six months ended November 30, 1996 and for the three months and
                      six months ended November 30, 1995 ...........................................    4

                    Condensed Statement of Cash Flows for the six months ended
                      November 30, 1996 and 1995 ...................................................    5

                    Notes to Condensed Financial Statements ........................................    6

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ....................................................    7

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings ..............................................................    9

          Item 2.   Changes in Securities ..........................................................    9

          Item 3.   Defaults Upon Senior Securities ................................................    9

          Item 4.   Submission of Matters to a Vote of Security Holders ............................    9

          Item 5.   Other Information ..............................................................    9

          Item 6.   Exhibits and Reports on Form 8-K ...............................................    9

SIGNATURES .........................................................................................   10

                        PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED FINANCIAL STATEMENTS



MAXSERV, INC.
CONDENSED BALANCE SHEET
--------------------------------------------------------------------------------
(Unaudited, in thousands)




                      ASSETS                              November 30,  May 31,
                                                              1996       1996
                                                          ------------  -------
Current assets:
  Cash and cash equivalents                                 $ 3,517     $ 2,234

  Accounts receivable                                         4,813       5,172

  Income taxes receivable                                       194           -

  Deferred tax asset                                            460         407

  Prepaid expenses and other                                    367         222
                                                            -------     -------
         Total current assets                                 9,351       8,035

Property and equipment                                       10,640      11,046

Intangible asset                                              1,325       1,514

Deferred tax asset                                              749       1,018

Other assets                                                    159          47
                                                            -------     -------
                                                            $22,224     $21,660
                                                            =======     =======

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $   787     $ 1,328

  Accrued compensation                                        2,089       1,785

  Accrued expenses                                            1,186       1,083

  Income taxes payable                                            -         663

  Notes and capital lease obligations                            20          61
                                                            -------     -------
          Total current liabilities                           4,082       4,920

Stockholders' equity:
   Common stock, $.01 par value; 25,000 shares
      authorized; 10,926 and 10,899 issued and
      outstanding at November 30, 1996 and May 31, 1996         109         109

Additional paid-in capital                                   18,175      18,106

Accumulated deficit                                            (142)     (1,475)
                                                            -------     -------
          Total stockholders' equity                         18,142      16,740
                                                            -------     -------
                                                            $22,224     $21,660
                                                            =======     =======

MAXSERV, INC.
CONDENSED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------
(Unaudited, in thousands except per share amounts)



                                                            Three Months Ended    Six Months Ended
                                                               November 30,         November 30,
                                                             1996       1995       1996      1995
                                                           ---------  ---------  --------  --------
Service fees                                                 $13,717   $11,854    $28,531  $25,084

Cost of services                                              11,962    11,985     24,357   24,372
                                                             -------   -------    -------  -------
Service margin                                                 1,755      (131)     4,174      712

Selling, general and administrative expenses                   1,067       939      2,090    1,707

Interest income (expense)                                         35       (30)        64      (52)
                                                             -------   -------    -------  -------
Income (loss) before provision (benefit) for income taxes        723    (1,100)     2,148   (1,047)

Provision (benefit) for income tax expense                       275      (413)       816     (393)
                                                             -------   -------    -------  -------
Net income (loss)                                            $   448   $  (687)   $ 1,332  $  (654)
                                                             =======   =======    =======  =======

Net income (loss) per share and equivalents:

  Primary                                                    $   .04   $  (.06)   $   .12  $  (.06)
                                                             =======   =======    =======  =======
  Fully diluted                                              $   .04   $  (.06)   $   .12  $  (.06)
                                                             =======   =======    =======  =======
  Weighted average shares and equivalents                     11,480    11,251     11,422   11,242
                                                             =======   =======    =======  =======

MAXSERV, INC.
CONDENSED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------
(Unaudited, in thousands)



                                                               Six Months Ended
                                                                 November 30,
                                                                1996      1995
                                                              --------  --------
Operating activities:
    Net income (loss)                                         $ 1,332    $ (654)

    Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation and amortization                           2,457     2,123

        Deferred income taxes                                     216      (413)

        Changes in operating assets and liabilities:

          Accounts receivable                                     359       (33)

          Prepaid and other                                      (257)      330

          Accounts payable                                       (541)   (2,270)

          Accrued compensation and expenses                      (450)      659
                                                              -------    ------
             Cash provided by operating activities              3,116      (258)
                                                              -------    ------
Investing activities:
    Purchase of property and equipment                         (1,835)   (1,590)
                                                              -------    ------
Financing activities:

    Payments on notes and capital leases                          (41)     (159)

    Proceeds from issuance of common stock                         43        18
                                                              -------    ------
             Cash provided by financing activities                  2      (141)
                                                              -------    ------
Increase (decrease) in cash and cash equivalents                1,283    (1,989)

Cash and cash equivalents at the beginning of the period        2,234     2,097
                                                              -------    ------
Cash and cash equivalents at the end of the period            $ 3,517    $  108
                                                              =======    ======

MAXSERV, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
November 30, 1996

1.   THE COMPANY AND BASIS OF PRESENTATION

MaxServ, Inc. is an information services company for household products delivering diagnostic assistance and support to consumers and professional technicians involved with the installation, repair, care and operation of a full range of appliances, personal computers, entertainment and other electronic products, heating and air conditioning systems, and lawn and garden equipment. MaxServ also provides telemarketing services for replacement parts and accessories covering all major home products, service order reservations and logistical support services. The Company's information products and services include in-bound and out-bound telephone services, systems consulting, and design and development for network environments and electronic publishing. MaxServ delivers its services throughout the United States and Canada, from four telephone support centers in Alabama, Arizona and Texas, utilizing advanced technology and telecommunications systems.

The unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles and SEC regulations for interim financial information. Accordingly, they do not include all the information and notes required for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring items considered necessary for a fair presentation, have been included. Operating results for the quarter and six months ended November 30, 1996 are not necessarily indicative of the results that may be expected for the year ending May 31, 1997. These financial statements may contain forward looking information that involve risks and uncertainties and should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended May 31, 1996 and the Quarterly Report on Form 10-Q for the period ending August 31, 1996.

2.   RELATED PARTY TRANSACTIONS

Sears, Roebuck and Co. owns 64% of the Company's outstanding common stock.
For the six months ended November 30, 1996 and 1995, 93% of the Company's service revenues were derived from Sears. Services are provided under two long-term agreements and pricing is generally reviewed annually and adjusted as agreed by both companies. Accounts receivable with Sears at November 30, 1996 and May 31, 1996 totaled $4.2 million and $4.8 million, or 88% and 87% of total accounts receivable. Sears pays its accounts on a timely basis in accordance with the terms of the service agreements.

On December 5, 1996, MaxServ received an expression of interest by Sears to acquire all outstanding shares of common stock it does not currently own. The Company's board of directors has designated a special committee to evaluate the fairness of and to negotiate any offer received from Sears or any third party. Discussions with Sears have commenced and there can be no assurance that any transaction will be concluded. The potential impact, if any, of this matter on the Company's financial condition and future results of operations cannot be presently determined.

3.   INCOME TAXES

The effective income tax rate is based on the expected annual rate for federal and state income taxes.

4.   FINANCING AGREEMENT

In September 1996, the Company amended its secured bank credit agreement extending it until September 1998 and increasing the total amount available to $10 million. Subject to the collateral requirements of the agreement, up to $10 million is available for revolving working capital loans and up to $4 million for equipment loans. Amounts available for revolving working capital loans are reduced by amounts outstanding for equipment financed and the Company may elect to bear interest at (a) the greater of the bank's prime rate or the federal funds rate plus 1/2% or (b) a LIBOR-based interest rate for specific borrowings for designated time periods as defined in the agreement. Borrowings under the equipment financing facility are payable over 48 months and bear interest at 1/4% over the bank's prime rate, or the Company may elect a fixed interest rate of 2 1/4% over the bank's cost of funds rate. Other terms and covenants of the agreement remained substantially unchanged.

At November 30, 1996, no amounts were outstanding under the credit agreement and the Company was in compliance with all covenants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion contains forward looking statements which are subject to certain risks and uncertainties which could cause actual future results to differ materially from the opinions presented. Such risks and uncertainties include business conditions; demand for and acceptance of the Company's services; local, national, and global economic environments; the impact of competitive products and services; the Company's relationship with Sears and other risks detailed from time to time in the Company's SEC reports.

On December 5, 1996, MaxServ received an expression of interest by Sears to acquire all outstanding shares of common stock it does not currently own. The Company's board of directors has designated a special committee to evaluate the fairness of and to negotiate any offer received from Sears or any third party. Discussions with Sears have commenced and there can be no assurance that any transaction will be concluded. The potential impact, if any, of this matter on the Company's financial condition and future results of operations cannot be presently determined.

FINANCIAL CONDITION

MaxServ's financial condition is excellent with cash of $3.5 million, working capital of $5.3 million, no long-term debt and a fully available $10 million credit facility at November 30, 1996.

Operations for the six months generated cash of $3.1 million compared to a deficit of $258,000 for the same period a year ago when $2.3 million of accounts payable primarily associated with capital additions incurred late in 1995 were liquidated. The favorable collection of accounts receivable in generally less than 30 days, coupled with depreciation of substantial technology equipment over only three years, produces relatively high cash flow from operations compared to net income. The percentage of cash generated by earnings before interest, income taxes, depreciation and amortization (EBITDA) to revenue is stronger at 16% for the first six months of 1997 compared to 5% for the same period last year and 11% for all of 1996.

MaxServ continues to internally fund its capital investments as it did in 1996 without incurring long-term debt. Capital investments of $1.8 million were made during the first six months, following $3.8 million during the previous fiscal year, continuing to enhance operating capability and network service capacity. The Company's pretax rate of return on assets continues to improve at 19% for the first six months of 1997 compared to 8% for all of 1996.

The Company derives over 90% of its revenue and margin from services to Sears and its results of operations would be adversely affected should Sears materially diminish the service relationship. However, management believes MaxServ's performance history, Sears' commanding market presence as the dominant domestic retailer of household products and related services, MaxServ's long-term outsource position with Sears under service contracts with remaining terms of four and eight years, and Sears' ownership interest, combine to provide a sound long-term operating and financial foundation.

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

RESULTS OF OPERATIONS

Quarter and Six Months Ended November 30, 1996 Compared to Quarter and Six Months Ended November 30, 1995

MaxServ increased its service fees 16% and 14% for the quarter and six months on slightly less call volume. The Company's telemarketing services for replacement parts, representing about 40% of overall service fees, generated most of the revenue increase due to higher service prices. Service fees for information and diagnostic services provided to consumers regarding personal computers generated about 30% of the revenue increase as a result of service expansion and call volume growth. Smaller revenue and call volume increases for other services were offset by a decline in service fees and call volume from technicians for logistical support services due to conversions from telephone communications to mobile data entry and inquiry terminals begun earlier in calendar 1996.

The Company's large service margin improvements primarily resulted from the higher service prices and productivity achievements for telemarketing services. Such services required 9% and 12% less cost per call for the quarter and six months reflecting the continuing positive impact of the substantial completion, during the third quarter of 1996, of the year long development and implementation of the systems and processes necessary to fully integrate these new and very large services acquired in the last half of 1995.

Although selling, general and administrative expenses have increased, such costs continue to be stable as a percentage of service fees at 8% for the quarter and 7% for the six months. Key management personnel are being selectively added to support strategic marketing and growth initiatives.

                          PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         The Annual Meeting of Stockholders of MaxServ, Inc. was held on October 25, 1996. Two matters were submitted to a vote of security holders, the election of eight directors and the ratification of the selection of Price Waterhouse LLP as independent accountants for 1997. The vote tabulation was as follows:

         Election of Directors:

                     Nominee            For      Against
                     -------            ---      -------
              Charles F. Bayless     10,578,583   3,325
              Nathaniel P. Turner    10,578,583   3,325
              James F. Leary         10,577,783   4,125
              Steven J. Keane        10,578,583   3,325
              Daniel A. Mihalovich   10,578,383   3,525
              Thomas D. Overton III  10,578,383   3,525
              Patrick A. Rivelli     10,578,583   3,325
              Stephanie S. Springs   10,578,383   3,525

              Mr. Leary resigned as a director effective December 19, 1996. Mr. Leary indicated his resignation was necessitated by the demands of a new business affiliation.

         Ratification of Price Waterhouse LLP as Independent Accountants:

                       For         Against     Abstain
                    ----------     -------     -------
                    10,577,083      2,625       2,200


ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              10.1* Amended and Restated Loan Agreement, dated
                    September 30, 1996, with Texas Commerce Bank National Association

         (b)  Reports on Form 8-K

              None.

         ----------------------------------
         * Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MAXSERV, INC.
                         -------------------------------------------------------
                         (Registrant)



Date:  January 13, 1997  \s\  NEIL A. JOHNSON
                         -------------------------------------------------------
                         Neil A. Johnson
                         Senior Vice President, Finance, Treasurer and Secretary (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NO.


10.1 Amended and Restated Loan Agreement, dated September 30, 1996, with Texas Commerce Bank National Association.